Form 10-Q
period 1995-06-30
HIGH POINT FINANCIAL CORP
filed 1995-08-09
CIK 708815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995
                               ---------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number  0-12430
                       ---------

                          HIGH POINT FINANCIAL CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            New Jersey                                  22-2426221
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    Branchville Square, Branchville, New Jersey             07826
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (201) 948-3300
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]      No  [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes  [ ]      No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of June 30, 1995 there were 3,745,760 shares outstanding of Common Stock, no par value.

                             HIGH POINT FINANCIAL CORP.


                                  Form 10-Q Index

                                                                         PAGE

               Part I   Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 1995 (unaudited) and
          December 31, 1994                                                  3

         Consolidated Statements of Operations - Unaudited Six Months
          Ended June 30, 1995 and 1994                                       4

         Consolidated Statements of Cash Flow - Unaudited Six Months
          Ended June 30, 1995 and 1994                                       5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          7


               Part II   Other Information

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities                                              14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Item 1.  Financial Information

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                    June 30, 1995        December 31,
ASSETS                                                                                (unaudited)                1994
                                                                                    -------------        ------------
 Cash and due from banks                                                                 $  7,765            $  9,818
 Federal funds sold                                                                        11,200               7,300
                                                                                         --------            --------
       Total cash and cash equivalents                                                     18,965              17,118

 Interest bearing deposits with banks                                                         127                 124
 Securities:
   Available for sale, at fair value                                                       29,431              31,670
   Held to maturity, at cost (market value of $29,168  in 1995 and
      $21,593 in 1994)                                                                     29,093              22,561
                                                                                         --------            --------
        Total securities                                                                   58,524              54,231

 Loans held for sale at fair value                                                            373                 427
 Loans                                                                                    102,221             105,608
    Less: Unearned income                                                                      44                  52
          Allowance for possible loan losses                                                4,954               5,234
                                                                                         --------            --------
           Net loans                                                                       97,223             100,322
 Land held for sale                                                                         2,534               2,534
 Premises and equipment - net                                                               2,787               2,865
 Accrued interest receivable                                                                1,043               1,217
 Other real estate (Note 2)                                                                 4,661               3,946
 Other assets                                                                               2,084               1,857
                                                                                         --------            --------
      TOTAL ASSETS                                                                       $188,321            $184,641
                                                                                         ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Transaction accounts:
     Interest bearing                                                                     $24,409             $25,197
     Non-interest bearing                                                                  33,183              34,778
   Savings accounts                                                                        55,038              53,672
   Time accounts (includes CDs $100 or over of $6,798 and $6,995 on June 30, 1995 and
      December 31, 1994, respectively)                                                     54,860              51,925
                                                                                         --------            --------
       Total deposits                                                                     167,490             165,572
  Federal funds purchased and securities sold under agreements to repurchase                3,144               2,621
  Accrued expenses and other liabilities (Note 3)                                           2,494               2,343
  Note payable                                                                              1,307               1,482
  Redeemable subordinated debentures, 8.5% due March 1, 1997                                  510                 510
  Employee Stock Ownership Plan (ESOP) debt                                                   ---                 150
                                                                                         --------            --------
       Total liabilities                                                                  174,945             172,678
                                                                                         --------            --------

Commitments and contingencies
Stockholders' equity
  Preferred stock, authorized 1,000,000 shares, no shares issued                            ----                ----
  Common stock, no par value; stated value $5 per share; authorized 5,000,000
     shares, issued 3,745,760 shares in 1995 and 3,745,760 shares in 1994                  18,729              18,729
  Additional Paid-in-Capital                                                                5,214               5,214
  Accumulated Deficit                                                                     (10,266)            (10,334)
  Common stock acquired by ESOP                                                              ----                (150)
  Unrealized losses on securities available for sale                                         (301)             (1,496)
                                                                                         --------            --------
     Total stockholders' equity                                                            13,376              11,963
                                                                                         --------            --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $188,321            $184,641
                                                                                         ========            ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
(dollars in thousands, except per share data)

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                       ---------------------------     -------------------------
                                                             1995       1994                1995      1994
                                                            ------     ------              ------    ------
INTEREST INCOME
Interest income and fees on loans                           $2,306     $2,307              $4,645    $4,540
Interest on securities:
  Taxable interest income                                      859        528               1,669     1,047
  Non-taxable interest income                                    -          -                   -         -
Interest on deposits with banks                                  -          2                   1         4
Interest on federal funds sold                                 183         89                 306       142
                                                            ------     ------              ------    ------
    TOTAL INTEREST INCOME                                    3,348      2,926               6,621     5,733
                                                            ------     ------              ------    ------
INTEREST EXPENSE
Interest on deposits                                         1,284      1,026               2,488     2,079
Interest on other borrowed money                                31         14                  61        21
Interest on debentures                                          11         11                  22        22
Interest on note payable                                        35         55                  72       110
                                                            ------     ------              ------    ------
    TOTAL INTEREST EXPENSE                                   1,361      1,106               2,643     2,232
                                                            ------     ------              ------    ------
NET INTEREST INCOME                                          1,987      1,820               3,978     3,501
Less: Provision for possible loan losses                        50          -                 225         -
                                                            ------     ------              ------    ------
NET INTEREST INCOME AFTER PROVISION FOR                      1,937      1,820               3,753     3,501
POSSIBLE LOAN LOSSES
NON-INTEREST INCOME
Service charges on deposit accounts                            340        369                 665       737
Other service charges, commissions and fees                    136        237                 292       448
Gain (loss) on the sales of securities                          30        (91)                  6      (138)
Gain (loss) on the sales of  loans                              10         19                  14       (29)
Gain on sale of bank premises                                   36         36                  74        72
Other income                                                    43         51                  80        75
                                                            ------     ------              ------    ------
    TOTAL NON-INTEREST INCOME                                  595        621               1,131     1,165
                                                            ------     ------              ------    ------
NON-INTEREST EXPENSE
Salaries and employee benefits                               1,128      1,147               2,310     2,275
Net occupancy expense                                          234        235                 483       474
Equipment expense                                              134        147                 271       283
Legal expense                                                   74        153                 115       292
Net cost of operation of other real estate                     193         39                 242       113
Other expenses                                                 729        640               1,387     1,213
                                                            ------     ------              ------    ------
    TOTAL NON-INTEREST EXPENSE                               2,492      2,361               4,808     4,650
                                                            ------     ------              ------    ------
Income (loss) before provision (benefit) for income
 taxes                                                          40         80                  76        16
Provision (benefit) for income taxes                             4        (13)                  9      (111)
                                                            ------     ------              ------    ------
NET INCOME (LOSS)                                              $36        $93                 $67      $127
                                                            ======     ======              ======    ======
NET INCOME (LOSS) PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                                  $0.01      $0.04               $0.02     $0.05
                                                            ======     ======              ======    ======
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS                                 3,746      2,474               3,746     2,474
                                                            ======     ======              ======    ======


The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(dollars in thousands)                                                        Six Months Ended June 30,
                                                                              -------------------------
                                                                                    1995           1994
                                                                              ----------      ---------
OPERATING ACTIVITIES
Net income                                                                           $67           $127
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                      220            199
  Amortization of securities discount, net                                            53            181
  Loan fees amortized, net                                                            (8)           (24)
  Provision for possible loan losses                                                 225              -
  Deferred income tax benefit                                                          -           (126)
  (Gain) Loss on sale of securities                                                   (7)           134
  Gain on sale of premises and equipment                                             (74)           (72)
  Increase in accrued interest receivable and other assets                          (767)          (538)
  Increase (decrease) in accrued expenses and other liabilities                      224             12
                                                                              ----------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                                (67)          (107)
                                                                              ----------      ---------
INVESTING ACTIVITIES
  Proceeds from sale of securities:
    Available for sale                                                             2,223          5,038
  Proceeds from maturity of securities:
    Available for sale                                                             2,806          1,765
    Held for maturity                                                                362          2,093
  Purchase of securities:
    Available for sale                                                            (1,604)        (4,019)
    Held for maturity                                                             (6,931)        (7,242)
  Proceeds from sales and maturities of interest bearing deposits                     (3)           140
  Net decrease in loans                                                            2,936          1,886
  Capital expenditures                                                              (145)          (108)
  Proceeds from sale of premises and equipment                                         4              -
                                                                              ----------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                               (352)          (447)
                                                                              ----------      ---------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                              1,918           (596)
  Increase in federal funds purchased and
    securities sold under agreements to repurchase                                   523          2,250
  Repayments of long-term debt principal                                            (175)           (51)
  Proceeds from sale of common stock, net of expenses                                  -          3,673
  Proceeds from conversion of equity contracts                                         -            100
                                                                              ----------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          2,266          5,376
                                                                              ----------      ---------
Net increase (decrease) in cash and cash equivalents                               1,847          4,822
Cash and cash equivalents, beginning of year                                      17,118         15,353
                                                                              ----------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $18,965        $20,175
                                                                              ==========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                                   $2,470         $2,244
  INCOME TAXES REFUNDED                                                                6            (15)
                                                                              ----------      ---------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements - (Unaudited)

Note 1. Basis of Presentation:

The accompanying consolidated financial statements of High Point Financial
Corp. ("High Point") and its subsidiary, The National Bank of Sussex County ("NBSC"), reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results. All references in this document to the "Company" refer to the consolidated company which includes High Point and NBSC. The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited.

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the High Point Financial Corp. Annual Report on Form 10-K for the year ended December 31, 1994.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Note 2. Specific Reserves on Other Real Estate:

It is the Company's policy to establish specific reserves on properties included in other real estate when the appraised fair value of the property does not include certain estimated costs of disposition. When the disposition costs are actually incurred, a charge-off is made to the specific reserve. The following chart shows a comparative analysis of the year-to-date charge-offs and provisions made to the specific reserves for the six months ended June 30, 1994 and 1995.

                            June 30,     June 30,
(dollars in thousands)         1995         1994
----------------------      -------      -------
Beginning balance,
 January 1                    $ 660        $  91
     Provisions                  39           45
     Charge-offs               (450)         (10)
                              -----         ----
Ending balance                $ 249        $ 126
                              =====        =====

*Prior years balances adjusted for restatement of insubstance foreclosure reserves to the allowance for possible loan losses per the requirements of Statement of Financial Accounting Standards No. 114 - "Accounting by Creditors for Impairment of a Loan."

Note 3. Interest:

Accrued expenses and other liabilities includes accrued interest expense of $557,000 at June 30, 1995 and $386,000 at December 31, 1994.

Note 4. Related Party Transactions:

Net occupancy expense includes rent on certain properties leased from FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Company. Franklin Mutual Insurance Company owns 6.7% of the outstanding Common Stock of High Point. Rent paid to FMI, Inc. year-to-date 1994 and year-to-date 1995 was $186,000 and $187,000, respectively.

Note 5. Net Income Per Share:

Net income per share is calculated based on the weighted average number of common share and common share equivalents outstanding during each period, adjusted for the effects of stock dividends if any. Shares issuable under the cancelable mandatory stock purchase contracts have been excluded from the computations for 1994 and 1995 since their effect is immaterial. The net income per share calculation has been computed using the modified treasury stock method.

Fully diluted net income per share is not presented because it approximates primary net income per share.

Note 6. Impaired Loans

NBSC adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures, as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured back on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

NBSC had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. Adoption of these statements did not require any additional allowance for possible loan losses as of January 1, 1995.

As of June 30, 1995, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                          June 30, 1995
                                     -----------------------
                                       Recorded    Valuation
(in thousands)                       Investment    Allowance
--------------                       ----------    ---------
Impaired loans:
  Valuation allowance required           $5,204       $1,374
  No valuation allowance required           ---          ---
                                         ------       ------
    Total impaired Loans                 $5,204       $1,374
                                         ------       ------

This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans for the six months ended June 30, 1995 was $6,489,000.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful at which time payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $73,000 for the six months ended June 30, 1995.

In accordance with SFAS No. 114, a loan is classified as foreclosed property when the bank has taken possession of the collateral, regardless of whether formal proceedings take place. This is a change from previous accounting for insubstance foreclosed property under provisions of SFAS No. 15. SFAS No. 114 requires classification as foreclosed property based on actual possession whereas previous practice classified certain loans as insubstance foreclosures prior to possession based on characteristics of the borrower and underlying collateral. As a result of adopting SFAS No. 114, loans of approximately $1,048,000 no longer qualify as insubstance foreclosures based on possession criteria, and therefore have been reclassified from other assets to loans as of January 1, 1995. Prior periods also were restated since the amounts were material.

At June 30, 1995, NBSC had $1.6 million of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114. The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

At June 30, 1995, NBSC was committed to lend $70,000 additional funds to one borrower with loans whose terms have been modified in troubled debt restructurings.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Summary

See Managements' Discussion and Analysis of Financial Condition and Results of Operations included in High Point Financial Corp.'s Annual Report on Form 10-K for the period ended December 31, 1994.

For the six months ended June 30,1995, the Company's net income was $67,000 or $0.02 per share compared to net income of $127,000 or $0.05 per share for the same period in 1994. Although net income for the first six months in 1995 was nearly half of the first six months in 1994, there were notable differences in the components of net income. In the first six months of 1994, the Company recorded no provision for possible loan losses in comparison to a $225,000 provision for 1995. For the first six months of 1994, the Company recorded a tax refund of $126,000 attributable to the 1993 net operating loss carryback. In comparison, the Company recorded a state tax provision for the first six months of 1995. For the six months ended June 30, 1995, net income before taxes was $76,000 compared to $16,000 in net income before taxes for the same period in 1994. The major reason why net income before taxes increased in 1995 was a $477,000 increase in net interest income. This increase is discussed in further detail below. See the discussion under "Results of Operations" on Page 8.

At June 30, 1995, the consolidated assets of the Company were approximately $188.3 million, an increase of $3.7 million or 2.0% from the $184.6 million reported December 31,1994. Return on average assets was

0.07% for the first six months of 1995 compared to the 0.14% reported for the first six months last year. Return on average equity was 1.03% for the first half of 1995 compared to 2.65% for the same period in 1994.

Results of Operations

Total interest income increased from $5,733,000 reported on June 30, 1994 to $6,621,000 for June 30,1995, an increase of $888,000 or 15.5%. Average earning assets net of non-accrual loans increased from $150.0 million in the first six months of 1994 to $163.2 million in the first six months of 1995, an increase of $13.2 million or 8.8%. Interest income increased $522,000 as a result of an increase in the volume of earning assets. Interest income increased $366,000 due to the increase in rates.

While the amount of loans on non-accrual continues to impact interest income and fees on loans, average non-accruals continue to decline from $12,720,000 in the first six months of 1994 to $7,744,000 for the first six months of 1995, a decline of 39.1%. Interest lost on non-accrual loans was approximately $573,000 for the first six months of 1994 compared to $338,000 for the first six months of 1995.

Total interest expense increased from $2,232,000 in the first half of 1994, to $2,643,000 in the first half of 1995, an increase of $411,000 or 18.4%. The major contributing factor of the increase in interest expense results from an increase in the average rates paid on interest bearing liabilities from 3.32% in the first six months of 1994 to 3.85% in the first half of 1995. Interest expense increased $45,000 due to an increase in volume and $366,000 due to an increase in the cost of funds. Also contributing to the increase in interest expense is a shift from short-term transaction and savings deposits to long-term higher paying certificates of deposit.

Net interest income for the first six months of 1995 was $3,978,000 compared to $3,501,000 for the same period in 1994, an increase of $477,000 or 13.6%. A $225,000 provision for loan losses was recorded for the first six months of 1995 compared to no provision for the same period in 1994. For further information, see discussion under "Financial Condition" on Page 9.

Total non-interest income decreased from $1,165,000 for the first six months of 1994 to $1,131,000 for the first six months of 1995, a decrease of $34,000 or 2.9%. Service charges on deposit accounts declined $72,000 as a result of management's decision to lower service charges assessed on deposit accounts in order to attract additional deposits. Other service charges, commissions and fees declined $156,000 a result of a decline in commissions on annuities and brokerage services. Offsetting these declines in service charges were gains in sales of securities and loans totaling $20,000 year-to-date 1995 compared to losses totaling $167,000 for the first six months of 1994.

Total non-interest expense increased from $4,650,000 reported in the first half of 1994 to $4,808,000 in the first half 1995, an increase of $158,000 or 3.4%. Salaries and employee benefit expense increased $35,000 or 1.5% from first half 1994 to first half 1995 as a result of merit increases. Also included in the increase in non-interest expense was an increase in other real estate expense of $129,000, because gains on sales of property were not recorded in 1995 to the same extent as in 1994. Offsetting the increase in ORE expenses was a decrease in legal expenses resulting from a decline in non-performing loans. Other expenses increased from $1,213,000 to $1,387,000, an increase of $174,000 or 14.3%. Included in this increase was a $122,000 increase in marketing expense as a result of an effort to grow deposits and to advertise loan products more extensively than the Company had in 1994.

Quarter to Quarter Analysis

Total interest income increased $422,000 or 14.4% from the second quarter of 1994 to the second quarter of 1995. Interest income on average earning assets increased $247,000 due to an increase in volume and $175,000 due to an increase in rates of earning assets. The average amount of loans on non-accrual for second quarter 1995 and second quarter 1994 were $7,298,000 and $11,994,000 respectively. Interest lost on loans on non-accrual for second quarter 1995 and second quarter 1994 were $155,000 and $256,000, respectively.

Total interest expense increased $255,000 or 23.1% for the second three months of 1995 when compared to the same period in 1994. Interest expense increased $30,000 due to the increase in the volume of interest bearing liabilities and $225,000 due to the increase in rates.

Net interest income for the second three months of 1995 increased $167,000 from the same period last year. There was a $50,000 provision for losses for the second quarter of 1995, compared to no provision reported for the same period in 1994.

Total non-interest income decreased $25,000 or 4.0% from second quarter 1994 to second quarter 1995. The decrease consists of recording a decline of $29,000 in deposit service charges and a $101,000 decrease in other service charges, commissions and fees. Other service charges, commissions and fees include full service brokerage fees and commissions on annuity sales. Full service brokerage fees declined from $49,000 for the second quarter of 1994 to $42,000 for the second quarter of 1995, a decrease of $7,000 or 14.3%. Commissions on annuity sales decreased from $105,000 for the second quarter of 1994 to $23,000 for the same period in 1995, a decrease of $82,000 or 78.1%.

Total non-interest expense increased from $2,361,000 reported in the second quarter 1994 to $2,492,000 for the second quarter in 1995 an increase of $131,000 or 5.6%. Significant increases occurred in net cost of operation of other real estate owned and other expenses. Net cost of operation of other real estate was $193,000 for the second quarter of 1995 compared to $39,000 for the same period in 1994, an increase of $154,000. Other expenses increased $89,000 in the second quarter of 1995 compared to the same period in 1994. Increases in other expenses included a $52,000 increase in marketing expense.

Financial Condition

At June 30, 1995, loans, net of unearned income, were $102.2 million compared to $105.6 million reported December 31, 1994, a decrease of $3.4 million, or 3.2%. There were $373,000 in loans held for sale as of June 30, 1995, compared to $427,000 at year-end 1994. Mortgage loans, including those held for sale, decreased $500,000, from $22.0 million at December 31, 1994 to $21.5 million at June 30, 1995. During the first six months of 1995, $1,775,000 in mortgages have been sold in the secondary market offset by $1,250,000 in new mortgages net of repayments. Commercial loans declined from $66.8 million on December 31, 1994 to $61.5 million on June 30, 1995, a decrease of $5.3 million or 7.9%. Installment loans increased during this period from $13.8 million to $16.5 million, an increase of $2.7 million or 19.6%. The overall decrease of $3.4 million in total loans results from repayments and sales exceeding new loan demand.

Since December 31, 1994, the Company's total security portfolio increased $4.3 million. Purchases of securities in the held to maturity portfolio totaled $6.9 million. Maturities of securities in the held to maturity portfolio were $362,000. Purchases in the available for sale portfolio totaled $1.6 million. In the first six months of 1995, sales of securities totaled $2.2 million from the available for sale portfolio with gains on sales of securities of $7,000. Maturities of available for sale securities totaled $2.8 million. As of June 30,1995, the Company had an unrealized loss of $201,000 on securities in the available for sale portfolio and $100,000 on certain securities that were previously available for sale which were transferred to held to maturity. On March 31, 1994, in response to a revised policy by the Federal Financial Institutions Examination Council (FFIEC), NBSC transferred approximately $6.0 million of its collateralized mortgage obligations from an available for sale classification into held to maturity at their aggregate market value. The unrealized loss of $138,000 of these securities as of March 31, 1994 is included as a reduction to shareholders' equity and is being amortized over the life of the securities. At June 30,1995, there were $29.4 million in securities classified as available for sale. These securities are those which are held for an indefinite period of time which management may use as part of its operating strategy or which may be sold as part of responses to changes in interest rates, changes in prepayment risk or other similar factors. Securities available for sale are recorded on the balance sheet at their fair value.

Total deposits increased from approximately $165.6 million on December 31, 1994 to approximately $167.5 million on June 30, 1995, an increase of $1.9 million or 1.1%. During this period, time deposits increased $2.9 million or 5.6%. Balances in interest bearing and non-interest bearing transaction accounts declined $788,000 and $1.6 million, respectively, as many depositors began to invest in long term CDs rather than short-term transaction accounts.

Non-performing loans, as the schedule below indicates, were $8.3 million at June 30, 1995, a decrease of $4.6 million or 35.7% from the $12.9 million reported year-end 1994. In addition, non-performing loans decreased $8.3 million or 50% from June 30, 1994.

Non-performing assets at
(dollars in thousands)                           6/30/95    3/31/95   12/31/94    9/30/94   6/30/94
------------------------                         -------    -------   --------    -------   -------
Loans past due over 90 days                      $   363    $   129    $   289    $   275   $   755
Loans on non-accrual(1)                            6,319      7,581      8,435     11,380    12,738
Troubled debt restructurings(2)                    1,579      4,007      4,164      3,547     3,104
                                                 -------    -------    -------    -------   -------
Total non-performing loans                         8,261     11,717     12,888     15,202    16,597
Other real estate(3)                               4,661      4,273      3,946      4,996     4,713
                                                 -------    -------    -------    -------   -------
Total non-performing assets                      $12,922    $15,990    $16,834    $20,198   $21,310
                                                 =======    =======    =======    =======   =======

(1) Includes loans previously accounted for as in-substance foreclosure now accounted for as non-accrual loans according to SFAS No. 114.
(2) Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" which occurred prior to the adoption of SFAS No. 114; excludes loans classified as past due over 90 days or non-accrual.
(3) Other real estate is net of specific reserves of $660,000 at December 31,1994 and $249,000 at June 30, 1995. In the first six months of 1995, $450,000 was charged to the specific reserve offset by a provision of $39,000.

Non-accrual loans have decreased from $12.7 million reported June 30, 1994 to $8.4 million at year-end 1994 to $6.3 million at June 30, 1995. Other real estate increased $715,000 in the first six months of 1995. Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is an appraisal on file which conforms to regulatory guidelines. Upon transfer or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction of the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received in accordance with regulatory guidelines. Throughout the year, properties are generally inspected and marketing efforts reviewed to determine any potential deterioration in value. Based on this continuing review and results of updated appraisals as required, any further deterioration to the market value is expensed to the net cost of operation of other real estate. During the first six months of 1995, NBSC classified $1,545,000 in new properties as other real estate. Properties that were sold totaled $711,000. There was $119,000 in direct writedowns and provisions to reserve for other real estate in the first half of 1995.

Loans classified by management but not included above as non-performing assets at June 30, 1995 include $5.9 million classified as "special mentioned," $10.8 million classified as "substandard" and $114,000 classified as "doubtful." These loans as of June 30, 1995 were not past due over 90 days. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary.

The allowance for possible loan losses decreased from $5.2 million on December 31, 1994 to $5.0 million on June 30, 1995. The following chart indicates the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                                            For the quarter ended
                                            --------------------------------------------------
(dollars in thousands)                      6/30/95    3/31/95   12/31/94   9/30/94    6/30/94
----------------------                      -------    -------   --------   -------    -------
Beginning balance*                           $5,117     $5,234     $5,198    $5,129     $5,305

   Loans charged-off                           (308)      (403)    (1,653)      (68)      (312)
   Loans recovered                               95        111        424        87        111
                                             ------     ------     ------    ------     ------
Net (charge-offs) recoveries                   (213)      (292)    (1,229)      (19)      (201)

Provision                                        50        175      1,265        50         25
                                             ------     ------     ------    ------     ------
Ending balance                               $4,954     $5,117     $5,234    $5,198     $5,129
                                             ======     ======     ======    ======     ======
Ratio of allowance for possible
loan losses to non-performing loans           60.0%      43.7%      40.6%     34.2%      30.9%
                                             ======     ======     ======    ======     ======

* Prior years balances and provisions adjusted for restatement of insubstance foreclosure reserves to the allowance for possible loan losses per the requirements of SFAS No. 114.

A provision for possible loan losses of $225,000 was recorded for the first six months of 1995. NBSC's ratio of the allowance for possible loan losses to non-performing loans is lower than regional and national peer statistics but has increased substantially from the 30.9% reported June 30, 1994 to 60.0% on June 30,1995 as a result of provisions made in December 31, 1994 and during 1995. NBSC's management believes that its allowance for possible loan losses is adequate because of the nature of its methodology to monitor the allowance for possible loan losses. NBSC performs the following procedures in order to evaluate the adequacy of the allowance for possible loan losses. First, NBSC conducts a loan specific review each quarter. This review assesses the estimated future losses for every loan classified as non-performing, as well as performing loans which have been criticized (either internally or by NBSC's regulators) which do not meet the requirements for non-performing loan status. Second, management monitors on a periodic basis the status of larger non-criticized credits for changes and developments which could affect future collectibility. Third, NBSC assesses the potential for loan losses in performing loans and off balance sheet credit commitments, which are not specifically reviewed, by estimating general reserve requirements based on historical and anticipated collection statistics. The aggregate of specific credit review and general reserve requirements are monitored at least quarterly to ensure that the level of NBSC's allowance for possible loan losses is adequate. Management also evaluates the adequacy of the allowance for possible loan losses based on trends in non-performing loans and charge-offs, the Company's loan loss experience and present and anticipated economic conditions within the market area. Included in the economic analysis is a review of appraisals received in accordance with regulatory guidelines. Management incorporates any trends in the fair value of the collateral underlying loans in its analysis of the adequacy of the allowance for possible loan losses. As a result of this ongoing analysis, management believes at this time that the allowance for possible loan losses is adequate to absorb any additional losses that may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given period which could be substantial in relation to the size of the Company's allowance.

Capital Resources

Stockholders' equity increased $1.4 million during the first six months of 1995 to $13.4 million. The increase in stockholders' equity resulted not only from recording net income in the first half of 1995, but also from a $1.2 million decline in unrealized losses on securities available for sale and the payment in full of the ESOP debt. The book value (total of stockholders' equity divided by the number of common shares issued and outstanding) of the Company's common stock was $3.57 at June 30, 1995 compared to the $3.19 reported at December 31,1994.

The following chart represents the capital ratios of the Company and its subsidiary, NBSC, on June 30, 1995, compared to minimum regulatory requirements:

                                                The Company                NBSC
                                          ----------------------   ---------------------
                                          Minimum                  Minimum
                                          Required(2)    6/30/95   Required(1)   6/30/95
                                          --------    ----------   -----------   -------
       Leverage Ratio                      3.00%         7.18%      6.00%         6.30%(1)
       Risk Based:
         Tier I                            4.00%        12.88%      4.00%        11.43%
         Tier I plus Tier II               8.00%        14.66%      8.00%        12.72%

(1) Pursuant to its consent order with the OCC, NBSC must maintain a 6% leverage ratio.

(2) The Federal Reserve Bank requires bank holding companies that are considered to be strong banking organizations to maintain a minimum ratio of 3%. Bank holding companies that do not meet the applicable regulatory standards are required to maintain higher capital ratios. To date, the Federal Reserve Bank has not stipulated any definitive ratio for High Point.

Liquidity

At NBSC, liquidity is typically provided by funds received through customer deposits, investment sales and maturities, borrowings and net income. NBSC's management believes the portfolio of securities available for sale, cash and due from banks and federal funds sold currently provide sufficient liquidity to meet anticipated operational liquidity requirements at NBSC. In addition, the sale of loans is an alternative method for meeting liquidity requirements.

At High Point, liquidity is provided by funds received from the subsidiary bank in the form of dividends and by sale of High Point assets. As stipulated in the Consent Order that NBSC has with the Office of the Comptroller of the Currency (the "OCC"), NBSC is precluded from paying dividends to High Point, and NBSC cannot anticipate when it will resume dividend payments to High Point. High Point under the terms of its written agreement with the Federal Reserve Bank
(FRB), is prohibited from paying dividends to its shareholders without prior approval by the FRB. High Point cannot anticipate when it will resume dividend payments.

High Point's major cash flow requirements are to meet the monthly principal, interest and fee payments totaling approximately $24,000 on its note payable and to pay the quarterly interest payments of $11,000 to its Redeemable Subordinated Debenture holders. High Point also has legal fees, printing expenses, external auditing fees and other miscellaneous fees to be paid throughout the year. The remaining obligation of $1.1 million to the lending bank on the note secured by land is due in a final balloon payment on January 2, 1998. High Point plans to meet this obligation through the disposition of the land held for sale although no assurance can be given in this regard. The land held for sale is generating significant interest including a letter of intent to purchase 32 acres, although there is no assurance that the purchase will be consumated. If the purchase is to take place, it will not be completed in 1995.

Under the loan agreement that the note secures, High Point is required to maintain Consolidated Tangible Net Worth (defined as (A) shareholders' equity (including the value of common stock and debentures) less (B) intangible assets) of $10.0 million. At December 31, 1994 and at June 30, 1995, High Point had Consolidated Tangible Net Worth of $12,473,000 and $13,886,000, respectively.

At June 30, 1995, High Point had $52,000 in cash and $635,000 in federal funds sold available to meet its liquidity needs. High Point has $127,000 in an escrow account to service the note payable. Also, High Point has securities available for sale, which at June 30, 1995, had a market value of $212,000.

Effect of Interest Rates

In 1994, interest rates began to increase, which potentially could affect NBSC's ability to earn net interest income in the future. One tool that NBSC uses to measure the potential impact from interest rate changes is the static gap report. The static gap report shows when certain interest-earning assets and interest-bearing liabilities could potentially reprice. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more interest rate-sensitive assets repricing within a given time frame than interest rate-sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability-sensitive (meaning that it has more liabilities repricing in a given time frame than assets), and interest rates increase, the net interest margin should decrease. As of June 30, 1995, the Company's interest rate-sensitive liabilities exceeded its interest rate-sensitive assets by $22.2 million, excluding non-interest bearing demand deposits (which are not affected by interest rate changes). What gap theory does not take into account is that when interest rate changes occur they do not always affect rate-sensitive assets at the same time or proportionately. In addition to gap analysis, management uses simulation modeling under a variety of scenarios to estimate NBSC's interest rate sensitivity. Based on management's analysis of NBSC's interest rate sensitivity, if interest rates were to increase by 100 basis points, NBSC's net interest income would decline approximately $92,000 annually.

HIGH POINT FINANCIAL CORP.  Computation of Net Income Per Share - (Unaudited)

                                                                                            Six months ended June 30,
                                                                                           --------------------------
    Net Income Per Share (Primary)                                                               1995            1994
    ------------------------------                                                         ----------      ----------
    Net income                                                                             $   67,000      $  127,000
    After-tax interest expense related to the assumed reduction of outstanding debt*              ---             ---
                                                                                           ----------      ----------
(1) Income applicable to common stock                                                      $   67,000      $  127,000
                                                                                           ==========      ==========
    Shares used in this computation:
    Weighted average number of common shares outstanding                                    3,745,760       2,474,329
    Number of shares issuable on conversion of mandatory stock purchase contracts and
      exercise of stock options classified as common share equivalents*                           ---             ---
                                                                                           ----------      ----------
(2) Adjusted weighted average number of common shares and common share
      equivalents *                                                                         3,745,760       2,474,329
                                                                                           ==========      ==========
    Net income per common share and common share equivalents (primary)
      (1 divided by 2) *                                                                        $0.02           $0.05
                                                                                           ==========      ==========

* The after-tax interest expense related to the assumed reduction of outstanding debt, the number of shares issuable on conversion of mandatory stock purchase contracts classified as common share equivalents are excluded from the 1993 and 1994 computation since their effect is immaterial.

Part II Other Information

Item 1.  Legal Proceedings

        Not applicable.

Item 2.  Changes in Securities

        Not applicable.

Item 3.  Defaults Upon Senior Securities

        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

        On May 9, 1995, at the annual meeting, George H. Guptill, Jr., Charles
L. Lain and Harold E. Pellow were re-elected, by the common shareholders, as directors of High Point. The votes were as follows:

                        For        Against      Abstain
                        -----------------------------------
Goerge H. Guptill, Jr.  3,113,540  19,077       20,706
Charles L. Lain         3,108,395  24,222       20,706
Harold E. Pellow        3,084,150  48,467       20,706

        The total number of shares of High Point Financial Corp. common stock outstanding as of March 15, 1995, the record date for the annual meeting, was 3,153,323.

Item 5.  Other Information

        Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

        Exhibit 11. Computation of net income per share is filed with Part I of this report.

     (b) Reports on Form 8-K.

        None.

                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                High Point Financial Corp.
                                --------------------------
                                       (Registrant)





Dated:    August 4, 1995
------------------------



By /s/ Rita A. Myers            By /s/ Gregory W. A. Meehan
------------------------        -------------------------------
       Rita A. Myers                   Gregory W. A. Meehan
         Comptroller               Vice President and Treasurer