Form 10-Q
period 1995-09-30
HIGH POINT FINANCIAL CORP
filed 1995-11-13
CIK 708815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995
                                             ------------------

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number                   0-12430
                                         -------

                      HIGH POINT FINANCIAL CORP.
           ------------------------------------------------
        (Exact name of registrant as specified in its charter)

                New Jersey                                    22-2426221
------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization                            Identification No.)

       Branchville Square, Branchville, New Jersey            07826
------------------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)

                                (201) 948-3300
                                --------------
             (Registrant's telephone number, including area code)


               ------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes  [X]      No  [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                   Yes  [_]      No  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 30, 1995 there were 3,745,760 shares outstanding of Common Stock, no par value.

                          HIGH POINT FINANCIAL CORP.


                                Form 10-Q Index

                                                                            PAGE

                      Part I       Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets - September 30, 1995 (unaudited)
            and December 31, 1994                                              3
          Consolidated Statements of Operations - Unaudited Three Months
            Ended September 30, 1995 and 1994 and Nine Months Ended
            September 30, 1995 and 1994                                        4

          Consolidated Statements of Cash Flow - Unaudited Nine Months
          Ended September 30, 1995 and 1994                                    5

          Notes to Consolidated Financial Statements (unaudited)               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            7

                        Part II      Other Information

Item 1.   Legal Proceedings                                                   14

Item 2.   Changes in Securities                                               14

Item 3.   Defaults Upon Senior Securities                                     14

Item 4.   Submission of Matters to a Vote of Security Holders                 14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14


Item 1.  Financial Information

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
                                                                     September 30, 1995    December 31,
ASSETS                                                                      (unaudited)           1994
--------------------------------------------------------------------------------------------------------
 Cash and due from banks                                                         $8,004         $9,818
 Federal funds sold                                                              13,500          7,300
--------------------------------------------------------------------------------------------------------

       Total cash and cash equivalents                                           21,504         17,118
 Interest bearing deposits with banks                                               125            124
 Securities:
   Available for sale, at fair value                                             31,601         31,670
   Held to maturity, at cost (market value of $31,612  in 1995 and
      $21,593 in 1994)                                                           31,536         22,561
--------------------------------------------------------------------------------------------------------

       Total securities                                                          63,137         54,231

 Loans held for sale at fair value                                                  228            427
 Loans                                                                          102,558        105,608
  Less: Unearned income                                                              36             52
        Allowance for possible loan losses                                        4,801          5,234
--------------------------------------------------------------------------------------------------------

       Net loans                                                                 97,721        100,322
 Land held for sale                                                               2,534          2,534
 Premises and equipment - net                                                     2,715          2,865
 Accrued interest receivable                                                      1,352          1,217
 Other real estate (Note 2)                                                       3,938          3,946
 Other assets                                                                     1,992          1,857
--------------------------------------------------------------------------------------------------------

    TOTAL ASSETS                                                               $195,246       $184,641
--------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
Deposits:
   Transaction accounts:
     Interest bearing                                                           $24,588        $25,197
     Non-interest bearing                                                        34,777         34,778
   Savings accounts                                                              55,018         53,672
   Time accounts (includes CDs $100 or over of $10,008 and $6,995 on
     September 30, 1995 and December 31, 1994, respectively)                     59,309         51,925
--------------------------------------------------------------------------------------------------------

     Total deposits                                                             173,692        165,572
  Federal funds purchased and securities sold under agreements to repurchase      3,340          2,621
  Accrued expenses and other liabilities (Note 3)                                 2,679          2,343
  Note payable                                                                    1,288          1,482
  Redeemable subordinated debentures, 8.5% due March 1, 1997                        510            510
  Employee Stock Ownership Plan (ESOP) debt                                         ---            150
--------------------------------------------------------------------------------------------------------

    Total liabilities                                                           181,509        172,678
--------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity
  Preferred stock, authorized 1,000,000 shares, no shares issued                  ----           ----
  Common stock, no par value; stated value $5 per share; authorized 5,000,000
     shares, issued 3,745,760 shares in 1995 and 3,745,760 shares in 1994        18,729         18,729
  Additional Paid-in-Capital                                                      5,214          5,214
  Accumulated Deficit                                                            (9,930)       (10,334)
  Common stock acquired by ESOP                                                    ----           (150)
  Unrealized losses on securities available for sale                               (276)        (1,496)
--------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                    13,737         11,963
--------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $195,246       $184,641
========================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
(dollars in thousands, except per share data)
                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                             1995               1994              1995               1994
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest income and fees on loans                          $2,360             $2,293            $7,005             $6,833
Interest on securities:
  Taxable interest income                                     953                664             2,622              1,711
  Non-taxable interest income                                 ----               ----              ----               ----
Interest on deposits with banks                                 1                 (2)                2                  2
Interest on federal funds sold                                195                 98               501                240
--------------------------------------------------------------------------------------------------------------------------

   TOTAL INTEREST INCOME                                    3,509              3,053            10,130              8,786
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on deposits                                        1,370              1,031             3,858              3,110
Interest on other borrowed money                               31                 17                92                 38
Interest on debentures                                         11                 11                33                 33
Interest on note payable                                       33                 55               105                165
--------------------------------------------------------------------------------------------------------------------------

    TOTAL INTEREST EXPENSE                                  1,445              1,114             4,088              3,346
--------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                         2,064              1,939             6,042              5,440
Less: Provision for possible loan losses                     ----               ----               225               ----
--------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION FOR                     2,064              1,939             5,817              5,440
POSSIBLE LOAN LOSSES
NON-INTEREST INCOME
Service charges on deposit accounts                           334                356               999               1093
Other service charges, commissions and fees                   201                178               493                626
Gain (loss) on the sales of securities                         ---              (118)                6               (256)
Gain (loss) on the sales of loans                               5                  3                19                (26)
Gain on sale of bank premises                                  29                 37               103                109
Other income                                                   41                 38               121                113
--------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                                   610                494             1,741              1,659
--------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and employee benefits                              1,101              1,169             3,411              3,444
Net occupancy expense                                         248                229               731                703
Equipment expense                                             129                140               400                423
Legal expense                                                  93                128               208                420
Net cost of operation of other real estate                    252                 33               494                146
Other expenses                                                511                625             1,898              1,838
--------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                2,334              2,324             7,142              6,974
--------------------------------------------------------------------------------------------------------------------------

Income before provision (benefit) from income taxes           340                109               416                125
Provision (benefit) for income taxes                            4                  6                13               (105)
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $336               $103              $403               $230
==========================================================================================================================
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                                 $0.09              $0.03             $0.11              $0.08
==========================================================================================================================
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS                                3,746              2,474             3,746              2,837
==========================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(dollars in thousands)                                       Nine Months Ended September 30,
                                                           --------------------------------------
                                                                                   1995     1994
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income
Adjustments to reconcile net income to net                                         $403     $230
  cash provided by operating activities:
  Depreciation and amortization                                                     320      301
  Amortization of securities discount, net                                           82      236
  Loan fees amortized, net                                                          (16)     (33)
  Provision for possible loan losses                                                225     ----
  Deferred income tax benefit                                                      ----     (126)
  (Gain) Loss on sale of securities                                                  (6)     256
  Gain on sale of premises and equipment                                           (103)    (109)
  Increase in accrued interest receivable and other assets                         (262)     846
  Increase (decrease) in accrued expenses and other liabilities                     447      117
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         1,090    1,718
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from sale of securities:
    Available for sale                                                            2,222    8,174
  Proceeds from maturity of securities:
    Available for sale                                                            2,755    3,537
    Held for maturity                                                               893    2,408
  Purchase of securities:
    Available for sale                                                           (3,717) (10,682)
    Held for maturity                                                            (9,915) (11,321)
  Net (increase) decrease in interest bearing deposits                               (1)     200
  Net decrease in loans                                                           2,591    4,037
  Capital expenditures                                                             (198)    (197)
  Proceeds from sale of premises and equipment                                       21     ----
-------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (5,349)  (3,844)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                             8,120   (3,846)
  Increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                                  719     (318)
  Repayments of long-term debt principal                                           (194)     (76)
  Proceeds from sale of common stock, net of expenses                              ----    4,422
  Proceeds from conversion of equity contracts                                     ----      100
-------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         8,645      282
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              4,386   (1,844)
Cash and cash equivalents, beginning of year                                     17,118   15,353
-------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $21,504  $13,509
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                                  $3,864   $3,360
  INCOME TAXES PAID (REFUNDED)                                                        4     (109)
-------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements - (Unaudited)

Note 1. Basis of Presentation:

The accompanying consolidated financial statements of High Point Financial Corp.("High Point") and its subsidiary, The National Bank of Sussex County ("NBSC"), reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of interim results. All references in this document to the "Company" refer to the consolidated company which includes High Point and NBSC. The financial information has been prepared in accordance with the Company's customary accounting practices and has not been audited.

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

Note 2. Specific Reserves on Other Real Estate:

It is the Company's policy to establish specific reserves on properties included in other real estate when the appraised fair value of the property does not include certain estimated costs of disposition. When the disposition costs are actually incurred, a charge-off is made to the specific reserve. The following chart shows a comparative analysis of the year-to-date charge-offs and provisions made to the specific reserves for the nine months ended September 30, 1994 and 1995.

                                                  September 30,   September 30,
(dollars in thousands)                                     1995            1994
-------------------------------------------------------------------------------


Beginning balance, January 1*                              $660             $91
   Provisions                                               114             100
   Charge-offs                                             (500)            (10)
                                                  --------------  --------------
Ending balance                                             $274            $181
                                                  ==============  ==============

*Prior years balances adjusted for restatement of insubstance foreclosure reserves to the allowance for possible loan losses per the requirements of Statement of Financial Accounting Standards No. 114 - "Accounting by Creditors for Impairment of a Loan."

Note 3. Interest:

Accrued expenses and other liabilities includes accrued interest expense of $613,000 at September 30, 1995 and $386,000 at December 31, 1994.

Note 4. Related Party Transactions:

Net occupancy expense includes rent on certain properties leased from FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Company. Franklin Mutual Insurance Company owns 6.7% of the outstanding Common Stock of High Point. Rent paid to FMI, Inc. was $278,000 for both the first nine months of 1994 and 1995.

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

Note 6. Impaired Loans

NBSC adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures, as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

NBSC had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. Adoption of these statements did not require any additional allowance for possible loan losses as of January 1, 1995.

As of September 30, 1995, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                               September 30, 1995
                                           -----------------------------
                                               Recorded       Valuation
(in thousands)                               Investment       Allowance
                                             ----------       ---------
Impaired loans:
  Valuation allowance required                  $3,810          $1,008
  No valuation allowance required                  ---              ---
                                           -----------------------------
    Total impaired Loans                        $3,810          $1,008
                                           -----------------------------

This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans for the nine months ended September 30, 1995 was $5,795,000.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $104,000 for the nine months ended September 30, 1995. These loans are on non-accrual and are classified as impaired because doubt exists regarding the borrowers' ability to pay both principal and interest as originally agreed. Interest payments are recorded on a cash basis because the loans are sufficiently collateralized to ultimately repay the outstanding principal balance should the property collateralizing the debt be taken in foreclosure proceedings.

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

At September 30, 1995, NBSC had $1.5 million of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No.
114. The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

At September 30, 1995, NBSC was not committed to lend any additional funds to any borrower with loans whose terms have been modified in troubled debt restructurings.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Summary

See Managements' Discussion and Analysis of Financial Condition and Results of Operations included in High Point Financial Corp.'s Annual Report on Form 10-K for the period ended December 31, 1994.

For the nine months ended September 30,1995, the Company's net income was $403,000 compared to net income of $230,000 for the same period in 1994, an increase of $173,000 or 75.2%. Net income per share for the first nine months in 1995 was $0.11 compared to net income per share of $0.08 for the same period last year. There were notable differences in the components of net income from the first nine months of 1994 to the same period in 1995. In the first nine months of 1994, the Company recorded no provision for possible loan losses in comparison to a $225,000 provision for 1995. For the first nine months of 1994, the Company recorded a tax refund of $126,000 attributable to the 1993 net operating loss carryback. In comparison, the Company recorded a state tax provision for the first nine months of 1995. For the nine months ended September 30, 1995, net income before taxes was $416,000 compared to $125,000 in net income before taxes for the same period in 1994. The major reason why net income before taxes increased in 1995 was a $602,000 increase in net interest income. This increase is discussed in further detail under "Results of Operations" on page 8.

At September 30, 1995, the consolidated assets of the Company were approximately $195.2 million, an increase of $10.6 million or 5.7% from the $184.6 million reported December 31,1994. Return on average assets was 0.28% for the first nine months of 1995 compared to the 0.13% reported for the first nine months of 1994. Return on average equity was 4.08% for the first nine months of 1995 compared to 2.13% for the same period in 1994.

Results of Operations

Total interest income increased from $8,786,000 reported on September 30, 1994 to $10,130,000 for September 30, 1995, an increase of $1,344,000 or 15.3%.
Average earning assets net of non-accrual loans increased from $151.9 million in the first nine months of 1994 to $166.6 million in the first nine months of 1995, an increase of $14.7 million or 9.7%. Interest income increased $879,000 as a result of an increase in the volume of earning assets. Interest income increased $465,000 due to an increase in rates.

While the amount of loans on non-accrual continues to impact interest income and fees on loans, average non-accruals continued to decline from $11,940,000 in the first nine months of 1994 to $6,943,000 for the first nine months of 1995, a decline of 41.9%. Interest lost on non-accrual loans was approximately $879,000 for the first nine months of 1994 compared to $458,000 for the first nine months of 1995.

Total interest expense increased from $3,346,000 in the first nine months of 1994, to $4,088,000 in the first nine months of 1995, an increase of $742,000 or 22.2%. The major contributing factor of the increase in interest expense was an increase in the average rates paid on interest bearing liabilities from 3.32% in the first nine months of 1994 to 3.91% in the first nine months of 1995. Interest expense increased $124,000 due to an increase in volume and $618,000 due to this increase in the cost of funds. Also contributing to the increase in interest expense was a shift from short-term transaction deposits to long-term higher paying certificates of deposit.

Net interest income for the first nine months of 1995 was $6,042,000 compared to $5,440,000 for the same period in 1994, an increase of $602,000 or 11.1%. A $225,000 provision for loan losses was recorded for the first nine months of 1995 compared to no provision for the same period in 1994. For further information, see discussion under "Financial Condition" on Page 9.

Total non-interest income increased from $1,659,000 for the first nine months of 1994 to $1,741,000 for the first nine months of 1995, an increase of $82,000 or 4.9%. Service charges on deposit accounts declined $94,000 as a result of management's decision to reduce service charges assessed on deposit accounts in order to attract additional deposits. Other service charges, commissions and fees declined $133,000 as a result of a decline in commissions on annuities and brokerage services. Offsetting these reductions in service charges were gains in sales of securities and loans totaling $25,000 year-to-date 1995 compared to losses totaling $282,000 for the first nine months of 1994.

Total non-interest expense increased from $6,974,000 reported in the first nine months of 1994 to $7,142,000 in the first nine months 1995, an increase of $168,000 or 2.4%. Salaries and employee benefit expense decreased $33,000 or 0.9% from the first nine months of 1994 to the first nine months of 1995 as a result of a decline in staffing levels partially offset by merit increases. Included in the increase in non-interest expense was an increase in other real estate expense of $494,000, because gains on sales of property were not recorded in 1995 to the same extent as in 1994. Partially offsetting the increase in ORE expenses was a decrease in legal expenses resulting from a decline in non-performing loans. Other expenses increased from $1,838,000 to $1,898,000, an increase of $60,000 or 3.3%. Included in the increase in other expenses was an increase in marketing expenses to promote NBSC's products, offset by reductions in FDIC expense and other expenses.

Quarter to Quarter Analysis

Net income for third quarter 1995 was $336,000 compared to $103,000 for the same quarter last year, an increase of $233,000. Net income per share was $0.09 per share for third quarter 1995 compared to $0.03 for the same period last year. Return on average assets and return on average equity for third quarter 1995 was 0.69% and 10.03%, respectively compared to the third quarter 1994 when return on average assets and return on average equity were 0.22% and 3.19%, respectively.

Total interest income increased $456,000 or 14.9% from the third quarter of 1994 to the third quarter of 1995. Interest income on average earning assets increased $342,000 due to an increase in volume and $114,000 due to an increase in rates of earning assets. The average amount of loans on non-accrual for third quarter 1995 and third quarter 1994 were $5,365,000 and $10,406,000 respectively. Interest lost on loans on non-accrual for third quarter 1995 and third quarter 1994 were $131,000 and $259,000, respectively.

Total interest expense increased $331,000 or 29.7% for the third quarter of 1995 when compared to the same period in 1994. Interest expense increased $80,000 due to an increase in the volume of interest bearing liabilities and $251,000 due to increases in rates.

Net interest income for the third quarter of 1995 increased $125,000 from the same period last year. There was no provision for possible loan losses recorded in third quarter 1995 or third quarter 1994.

Total non-interest income increased $116,000 or 23.5% from third quarter 1994 to third quarter 1995. This increase primarily consists of recording net gains on the sales of securities and loans of $5,000 in third quarter 1995 compared to recording net losses on sales of securities and loans of $115,000 during the same period last year. Service charges on deposit accounts declined $22,000 from third quarter 1994 to third quarter 1995. Other service charges, commissions and fees increased $23,000 resulting from an increase in commissions received on brokerage services from third quarter 1994.

Total non-interest expense increased from $2,324,000 reported in the third quarter 1994 to $2,334,000 for the third quarter in 1995, an increase of $10,000 or 0.4%. Significant increases occurred in net cost of operation of other real estate owned and other expenses. Net cost of operation of other real estate was $252,000 for the third quarter of 1995 compared to $33,000 for the same period in 1994, an increase of $219,000. Offsetting this increase was a decrease in salaries and employee benefit expense of $68,000 or 5.8%. Legal expenses also decreased $35,000 or 27.3%. Other expenses decreased $114,000 in the third quarter of 1995 compared to the same period in 1994. Decreases in other expenses included a $45,000 decrease in FDIC assessment fees due to the rebate received at the end of third quarter 1995. Because of the reduction in FDIC fees, the Company expects to pay $30,000 less per quarter and $120,000 less annually in FDIC fees assuming deposit levels remain the same. Marketing expense also decreased by $29,000.

Financial Condition

At September 30, 1995, loans, net of unearned income, were $102.6 million compared to $105.6 million reported December 31, 1994, a decrease of $3.0 million, or 2.8%. There were $228,000 in loans held for sale as of September 30, 1995, compared to $427,000 at year-end 1994. Mortgage loans, including those held for sale, decreased $100,000, from $22.0 million at December 31, 1994 to $21.9 million at September 30, 1995. During the first nine months of 1995, $2.9 million in mortgages have been sold in the secondary market offset by $2.8 million in new mortgages net of repayments. Commercial loans declined from $66.8 million on December 31, 1994 to $59.9 million on September 30, 1995, a decrease of $6.9 million or 10.3%. Real estate construction loans increased from $3.2 million on December 31, 1994 to $3.8 million on September 30, 1995. Installment loans increased during this period from $13.8 million to $17.1 million, an increase of $3.3 million or 23.9%. The overall decrease of $3.0 million in total loans results from repayments and sales exceeding new loan demand.

Since December 31, 1994, the Company's total securities portfolio increased $8.9 million. Purchases of securities in the held to maturity portfolio totaled $9.9 million. Maturities of securities in the held to maturity portfolio were $893,000. Purchases in the available for sale portfolio totaled $3.7 million. In the first nine months of 1995, sales of securities totaled $2.2 million from the available for sale portfolio with losses on sales of securities of $6,000. Maturities of available for sale securities totaled $2.8 million. As of September 30,1995, the Company had an unrealized loss of $192,000 on securities in the available for sale portfolio and $84,000 on certain securities that were previously available for sale but were transferred to held to maturity. On March 31, 1994, in response to a revised policy by the Federal Financial Institutions Examination Council (FFIEC), NBSC transferred approximately $6.0 million of its collateralized mortgage obligations from an available for sale classification into held to maturity at their aggregate market value. The unrealized loss of $138,000 on these securities as of March 31, 1994 is included as a reduction to shareholders' equity and is being amortized over the life of the securities. At September 30, 1995, there were $31.6 million in securities classified as available for sale. Securities available for sale are those which are held for an indefinite period of time which management may use as part of its operating strategy or which may be sold as part of responses to changes in interest rates, changes in prepayment risk or other similar factors. Securities available for sale are recorded on the balance sheet at their fair value.

Total deposits increased from approximately $165.6 million on December 31, 1994 to approximately $173.7 million on September 30, 1995, an increase of $8.1 million or 4.9%. During this period, time deposits increased $7.4 million or 14.3%. Balances in non-interest bearing transaction accounts stayed approximately the same and interest bearing transaction accounts declined $609,000 as many depositors began to invest in long term CDs rather than short-term transaction accounts.

Non-performing loans, as the schedule below indicates, were $6.7 million at September 30, 1995, a decrease of $6.2 million or 48.1% from the $12.9 million reported year-end 1994. In addition, non-performing loans decreased $8.5 million or 55.9% from September 30, 1994.


Non-performing assets at
(dollars in thousands)                       9/30/95      6/30/95      3/31/95      12/31/94      9/30/94
---------------------------------------------------------------------------------------------------------
Loans past due over 90 days                 $   188      $   363      $   129       $   289      $   275
Loans on non-accrual(1)                       4,993        6,319        7,581         8,435       11,380
Troubled debt restructurings(2)               1,522        1,579        4,007         4,164        3,547
                                             -----------------------------------------------------------
Total non-performing loans                    6,703        8,261       11,717        12,888       15,202
Other real estate(3)                          3,939        4,661        4,273         3,946        4,996
                                              ----------------------------------------------------------
Total non-performing assets                 $10,642      $12,922      $15,990       $16,834      $20,198
                                            ============================================================

(1)Includes loans previously accounted for as in-substance foreclosure now accounted for as non-accrual loans according to SFAS No. 114.
(2)Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" which occurred prior to the adoption of SFAS No. 114; excludes loans classified as past due over 90 days or non-accrual.
(3)Other real estate is net of specific reserves of $660,000 at December 31,1994 and $274,000 at September 30, 1995. In the first nine months of 1995, $500,000 was charged to the specific reserve offset by a provision of $114,000.

Non-accrual loans have decreased from $11.4 million reported September 30, 1994 to $8.4 million at year-end 1994 to $5.0 million at September 30, 1995. Other real estate decreased from $5.0 million on September 30, 1994 to $3.9 million on December 31, 1994. Other real estate decreased $7,000 in the first nine months of 1995. Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is a current appraisal on file which conforms to regulatory guidelines. Upon transfer of the property or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction of the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received in accordance with regulatory guidelines. Throughout the year, properties are generally inspected and marketing efforts reviewed to determine any potential deterioration in value. Based on this continuing review and results of updated appraisals as required, any further deterioration to the market value is expensed to the net cost of operation of other real estate. During the first nine months of 1995, NBSC classified $1,545,000 in new properties as other real estate. Properties that were sold totaled $1,332,000. There was $220,000 in direct writedowns and provisions to reserve for other real estate in the first nine months of 1995.

Loans classified by management but not included above as non-performing assets at September 30, 1995 include $5.2 million classified as "special mentioned" and $11.2 million classified as "substandard." These loans as of September 30, 1995 were not past due over 90 days. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary.

The allowance for possible loan losses decreased from $5.2 million on December 31, 1994 to $4.8 million on September 30, 1995. The following chart indicates the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                                                  For the quarter ended
                                             -------------------------------------------------------------
(dollars in thousands)                       9/30/95      6/30/95      3/31/95      12/31/94      9/30/94
----------------------------------------------------------------------------------------------------------
Beginning balance*                           $4,954       $5,117        $5,234        $5,198      $5,129
   Loans charged-off                           (254)        (308)         (403)        (1653)        (68)
   Loans recovered                              101           95           111           424          87
                                             -------------------------------------------------------------
Net (charge-offs) recoveries                   (153)        (213)         (292)        (1229)        (19)
Provision                                         0           50           175          1265          50
                                             -------------------------------------------------------------
Ending balance                               $4,801       $4,954        $5,117        $5,234      $5,198
                                             =============================================================
Ratio of allowance for possible
loan losses to non-performing loans            71.6%        60.0%         43.7%         40.6%       34.2%
                                             =============================================================

*Prior years balances and provisions adjusted for restatement of insubstance foreclosure reserves to the allowance for possible loan losses per the requirements of SFAS No. 114.

A provision for possible loan losses of $225,000 was recorded for the first nine months of 1995. NBSC's ratio of the allowance for possible loan losses to non-performing loans is lower than regional and national peer statistics but has increased substantially from the 34.2% reported September 30, 1994 to 71.6% on September 30, 1995 as a result of provisions made in December 31, 1994 and during 1995 and as a result of declines in non-performing loans. NBSC's management believes that its allowance for possible loan losses is adequate because of the nature of its methodology to monitor the allowance for possible loan losses. NBSC performs the following procedures in order to evaluate the adequacy of the allowance for possible loan losses. First, NBSC conducts a loan specific review each quarter. This review assesses the estimated future losses for every loan classified as non-performing, as well as performing loans which have been criticized (either internally or by NBSC's regulators) which do not meet the requirements for non-performing loan status. Second, management monitors on a periodic basis the status of larger non-criticized credits for changes and developments which could affect future collectibility. Third, NBSC assesses the potential for loan losses in performing loans and off balance sheet credit commitments, which are not specifically reviewed, by estimating general reserve requirements based on historical and anticipated collection statistics. The aggregate of specific credit review and general reserve requirements are monitored at least quarterly to ensure that the level of NBSC's allowance for possible loan losses is adequate. Management also evaluates the adequacy of the allowance for possible loan losses based on trends in non-performing loans and charge-offs, the Company's loan loss experience and present and anticipated economic conditions within the market area. Included in the economic analysis is a review of appraisals received in accordance with regulatory guidelines. Management incorporates any trends in the fair value of the collateral underlying loans in its analysis of the adequacy of the allowance for possible loan losses. As a result of this ongoing analysis, management believes at this time that the allowance for possible loan losses is adequate to absorb any additional losses that may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given period which could be substantial in relation to the size of the Company's allowance.

Capital Resources

Stockholders' equity increased $1.7 million during the first nine months of 1995 to $13.7 million. The increase in stockholders' equity resulted not only from recording net income in the first nine months of 1995, but also from a $1.2 million decline in unrealized losses on securities available for sale and the payment in full of the ESOP debt. The book value (total of stockholders' equity divided by the number of common shares issued and outstanding) of the Company's common stock was $3.67 at September 30, 1995 compared to the $3.19 reported at December 31,1994.

The following chart represents the capital ratios of the Company and its subsidiary, NBSC, on September 30, 1995, compared to minimum regulatory requirements:
                              The Company                          NBSC
                              -----------                          ----
                             Minimum                      Minimum
                          Required (2)     9/30/95     Required (1)    9/30/95

--------------------------------------------------------------------------------
   Leverage Ratio            3.00%          7.17%         6.00%         6.28%(1)
   Risk Based:
    Tier I                   4.00%         13.14%         4.00%        11.76%
    Tier I plus Tier II      8.00%         14.91%         8.00%        13.05%

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

At High Point, liquidity is provided by funds received from NBSC in the form of dividends and by sale of High Point assets. As stipulated in the Consent Order that NBSC has with the Office of the Comptroller of the Currency (the "OCC"), NBSC is precluded from paying dividends to High Point, and NBSC cannot anticipate when it will resume dividend payments to High Point. High Point under the terms of its written agreement with the Federal Reserve Bank (FRB), is prohibited from paying dividends to its shareholders without prior approval by the FRB. High Point cannot anticipate when it will resume dividend payments.

High Point's major cash flow requirements are to meet the monthly principal, interest and fee payments totaling approximately $24,000 on its note payable and to pay the quarterly interest payments of $11,000 to its Redeemable Subordinated Debenture holders. High Point also incurs legal fees, printing expenses, external auditing fees and other miscellaneous fees to be paid throughout the year. The remaining obligation of $1.1 million to the lending bank on the note secured by land is due in a final balloon payment on January 2, 1998. High Point plans to meet this obligation through the disposition of the land held for sale although no assurance can be given that such a transaction or series of transactions will result to meet this obligation. The land held for sale has generated some limited interest during 1995. The levels of interest and/or time frames requested for closure by interested parties have not provided High Point with any indication that a sale will be consummated in the near future.

Under the loan agreement that the note secures, High Point is required to maintain Consolidated Tangible Net Worth (defined as (A) shareholders' equity (including the value of common stock and debentures) less (B) intangible assets) of $10.0 million. At December 31, 1994 and at September 30, 1995, High Point had Consolidated Tangible Net Worth of $12,473,000 and $14,247,000, respectively.

At September 30, 1995, High Point had $5,000 in cash and $575,000 in federal funds sold available to meet its liquidity needs. High Point has $125,000 in an escrow account to service the note payable. Also, High Point has securities available for sale, which at September 30, 1995, had a market value of $233,000.

Effect Of Interest Rates

Interest rate changes potentially could affect NBSC's ability to earn net interest income in the future. One tool that NBSC uses to measure the potential impact from interest rate changes is the static gap report. The static gap report shows when certain interest-earning assets and interest-bearing liabilities could potentially reprice. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more interest rate-sensitive assets repricing within a given time frame than interest rate-sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability-sensitive (meaning that it has more liabilities repricing in a given time frame than assets), and interest rates increase, the net interest margin should decrease. As of September 30, 1995, the Company's interest rate-sensitive liabilities exceeded its interest rate-sensitive assets by $16.9 million, excluding non-interest bearing demand deposits (which are not affected by interest rate changes). What gap theory does not take into account is that when interest rate changes occur they do not always affect rate-sensitive assets at the same time or proportionately. In addition to gap analysis, management uses simulation modeling under a variety of scenarios to estimate NBSC's interest rate sensitivity. Based on management's analysis of NBSC's interest rate sensitivity, NBSC appears to be asset sensitive due to the high amount of savings and interest bearing demand balances whose rates do not tend to fluctuate at the same time or to the same extent as prime rate. If interest rates were to increase by 100 basis points, NBSC's net interest income would increase approximately $75,000 annually. Conversely, if interest rates were to decrease 100 basis points, NBSC's net interest income would decrease by $75,000 annually.

    HIGH POINT FINANCIAL CORP. Computation of Net Income Per Share - (Unaudited)

                                                 Nine months ended September 30,
                                                 -------------------------------
    Net Income Per Share (Primary)                        1995             1994
    ----------------------------------------------------------------------------
    Net income                                        $403,000         $230,000

    After-tax interest expense related to the assumed
     reduction of outstanding debt*                          -                -
    ----------------------------------------------------------------------------
(1) Income applicable to common stock                 $403,000         $230,000
    ============================================================================
    Shares used in this computation:

    Weighted average number of common shares
     outstanding                                     3,745,760        2,836,637

    Number of shares issuable on conversion of
     mandatory stock purchase contracts and exercise
     of stock options classified as common share
     equivalents*                                            -                -
    ----------------------------------------------------------------------------
(2) Adjusted weighted average number of common
     shares and common share equivalents *           3,745,760        2,836,637
    ============================================================================
    Net income per common share and common share
     equivalents (primary) (1 divided by 2) *            $0.11            $0.08
    ============================================================================
    The after-tax interest expense related to the assumed reduction of outstanding debt, the number of shares issuable on conversion of mandatory stock purchase contracts classified as common share equivalents are excluded from the 1994 and 1995 computation since their effect is immaterial.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

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


High Point Financial Corp.
(Registrant)





Dated:    November 13, 1995
---------------------------------




By /s/ Rita A. Myers                          By /s/ Gregory W. A. Meehan
---------------------------------             ----------------------------------
      Rita A. Myers                                  Gregory W. A. Meehan
       Comptroller                               Vice President and Treasurer