Form 10-K
period 1995-12-31
HIGH POINT FINANCIAL CORP
filed 1996-03-29
CIK 708815

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM:          TO

    COMMISSION FILE NUMBER: 0-12430

                               ----------------

                          HIGH POINT FINANCIAL CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

              NEW JERSEY                             22-2426221
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                              BRANCHVILLE SQUARE,
                         BRANCHVILLE, NEW JERSEY 07826
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201) 948-3300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               ----------------

                          COMMON STOCK, NO PAR VALUE
                                TITLE OF CLASS

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more shareholders) of the registrant, as of March 15, 1996 is estimated to have been approximately $16,080,900.

  The number of outstanding shares of the registrant's Common Stock, as of March 15, 1996, was 3,786,480 shares of Common Stock, no par value.

                     DOCUMENTS INCORPORATED BY REFERENCE:
  HIGH POINT FINANCIAL CORP. PROXY STATEMENT DATED MARCH 29, 1996 (PART III)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           HIGH POINT FINANCIAL CORP.

                                FORM 10-K INDEX

                                     PART I

                                                                             PAGE
                                                                             ----
 Item 1.  Business........................................................     1
 Item 2.  Properties......................................................     5
 Item 3.  Legal Proceedings...............................................     6
 Item 4.  Submission of Matters to a Vote of Security Holders.............     6
 Item 4A. Executive Officers of the Registrant............................     6

                                    PART II

 Item 5.  Market for the Registrant's Common Stock and Related Shareholder
          Matters.........................................................     7
 Item 6.  Selected Consolidated Financial Data............................     8
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................     9
 Item 8.  Financial Statements and Supplementary Data.....................    31
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................    56

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant..............    56
 Item 11. Executive Compensation..........................................    56
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    57
 Item 13. Certain Relationships and Related Transactions..................    57
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    57
          Signatures......................................................    60

                                    PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

  High Point Financial Corp. ("High Point"), a New Jersey corporation, is a bank holding company, registered with and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). High Point was organized in October 1982 under the Bank Holding Company Act (the "Holding Company Act") and commenced operations on April 1, 1983 upon consummation of the acquisition of all of the outstanding stock of The National Bank of Sussex County ("NBSC"). Throughout this document all references to "High Point" refer only to the parent holding company and do not include the subsidiary, NBSC. All references in this document to the "Company" refer to the consolidated company which includes High Point and NBSC.

  High Point's primary business consists of managing and supervising NBSC. At December 31, 1995, the Company had total assets, deposits and stockholders' equity of approximately $200.2 million, $178.3 million and $14.6 million, respectively.

  NBSC was organized as The Branchville National Bank in 1933. Upon opening its first branch office in 1957, The Branchville National Bank changed its name to The National Bank of Sussex County. NBSC is a national banking association that is a member of the Federal Reserve System. NBSC's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). NBSC has nine branches, an operations center, a human resources office and an administration center, all within Sussex County, New Jersey. NBSC is a full service commercial bank providing a wide range of services to individuals and small to medium-sized businesses in its northwestern New Jersey market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. NBSC offers annuities to its customers and through a third party lease arrangement with Link Investment Services, Inc. provides full securities brokerage services including mutual funds and variable annuities.

  On April 24, 1992, High Point completed the sale of its Pennsylvania banking subsidiary, The Pocono Bank ("Pocono"), to the First National Bank of Lake Ariel, a subsidiary of Lake Ariel Bancorp. All results of the Company shown for years prior to 1993 include the impact of Pocono. With the sale of Pocono, High Point is now a one bank holding company.

SUPERVISION AND REGULATION

  High Point Financial Corp. High Point is a registered bank holding company under the Holding Company Act and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Holding Company Act. High Point is subject to inspection by the Federal Reserve Board.

  On October 20, 1992, High Point entered into a written agreement with the Federal Reserve Bank of New York ("FRB") which provided, among other things, for the submission of a capital plan, an operating plan and a debt servicing plan designed to improve the earnings of the Company and to achieve and maintain an adequate capital position at the Company and NBSC. The agreement precludes High Point from incurring any debt, including the renewal or change in terms of any existing debt, without prior approval of the FRB. The agreement also restricts the payment of dividends and the payment of cash expenditures (other than for routine expenses) in excess of $10,000, to any one entity in any one month, without prior approval from the FRB.

  On November 9, 1992, High Point submitted an operating plan, a capital plan and a debt servicing plan to the FRB. These plans were accepted by the FRB on December 14, 1992, and were subsequently updated to reflect a revised capital plan that NBSC submitted to the Comptroller of the Currency. See "--The National Bank of Sussex County" below. The updated plan submitted to the FRB contemplated the closing on a sale of a portion of a parcel of land in 1993 and the acquisition of equity capital in second quarter, 1994. For more information, see Item 2 on page 5 of this 10-K.

  As with all bank holding companies, High Point is required to obtain the prior approval of the Federal Reserve Board before it may, by merger, purchase or otherwise, directly or indirectly acquire all or substantially all of the assets of any bank or bank holding company, if, after such acquisition, High Point would own or control more than 5% of the voting shares of such bank or bank holding company. The Holding Company Act does not permit the Federal Reserve Board to approve the acquisition by High Point, or any subsidiary, of any voting shares of, or interest in, all or substantially all of the assets of any bank located outside the State of New Jersey unless such acquisition is specifically authorized by the laws of the state in which such bank is located. Certain states have enacted reciprocal legislation to allow interstate acquisitions of and by banking organizations within the same geographic region. For a discussion of certain of such legislation, see "-- Recent and Proposed Legislation." As a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), bank holding companies also may acquire savings institutions.

  The Holding Company Act limits the activities in which High Point and NBSC may be engaged to banking, the ownership and acquisition of assets and securities of banking organizations, the management of banking organizations, and certain non-banking activities which the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

  The Federal Reserve Board has, by regulation, determined that the following non-banking activities, among others, are closely related to banking within the meaning of the Holding Company Act: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and, subject to certain limitations, providing discount brokerage services for customers.

  The National Bank of Sussex County. NBSC is a federally chartered national banking association subject to regulation and examination by the Office of the Comptroller of the Currency ("the OCC"). As a member of the Federal Reserve System, NBSC is also subject to regulation and examination by the Federal Reserve Board. In addition, NBSC's deposits are insured by the FDIC.

  The regulations of federal agencies govern most aspects of NBSC's business, including reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location of branch offices. NBSC is subject to certain restrictions imposed by federal law on, among other things,
(i) the maximum amount of obligations of any one person or entity which may be outstanding at any one time, (ii) investments in stock or other securities of High Point or any other subsidiary of High Point, and (iii) the taking of such stock or securities as collateral for loans to any borrower.

  On November 12, 1991, NBSC entered into a Stipulation and Consent in the form of a Formal Agreement (the "Consent Order") with the OCC. The Consent Order required NBSC to increase the level of its capital, submit a capital plan, enhance its lending policies and procedures, make certain revisions to its methodology for analyzing the adequacy of the allowance for possible loan losses, and enhance its asset/liability management policies and procedures.

  Originally, the Consent Order required NBSC to increase its leverage capital ratio to 6% by March 31, 1992 and to maintain a minimum ratio of 5% through that date and an adequate allowance for possible loan losses. Subsequently, the Consent Order was modified to give NBSC until June 30, 1992, and later until September 1993, to meet a 6% leverage capital ratio. NBSC submitted an updated capital plan to the OCC in August 1993, outlining its proposed course of action, which included, among other things, a planned reduction in asset size and an increase in earnings performance to allow NBSC to maintain a leverage ratio above 5.25%, and a capital infusion to NBSC by High Point through a proposed acquisition of equity capital during 1994 to enable NBSC to attain a 6% leverage ratio. This amended capital plan was accepted by the OCC on August 30, 1993, and the

Consent Order was modified to give NBSC another extension until June 30, 1994 to meet the 6% leverage ratio, contingent upon NBSC's maintaining a capital ratio of 5.25% and continuing to maintain an adequate allowance for possible loan losses. In June, 1994, as a result of a public stock offering, High Point funded $2.4 million to NBSC as an additional capital contribution. This capital contribution allowed NBSC to attain a leverage ratio in excess of 6%. NBSC may be subject to possible regulatory actions should it be unable to maintain its regulatory capital requirements. For more information, see Note 2 in Notes to Consolidated Financial Statements contained in Item 8 of this 10-K.

  Dividend Limitations and Certain Other Restrictions on the Provision of Funds to High Point by NBSC. The primary source of revenue available to High Point for the payment of dividends on its capital stock and the payment of principal and interest on its debt is dividends paid to High Point by NBSC. Based on the provisions in the Consent Order, NBSC is restricted from paying dividends to High Point without prior approval from the OCC and until NBSC is in full compliance with certain other regulatory guidelines. NBSC cannot anticipate when it will be able to resume dividend payments to High Point. This restriction severely inhibits High Point's ability to pay dividends on its capital stock. High Point has not paid dividends since June 1990 and, pursuant to High Point's written agreement with the FRB, may not pay dividends without prior approval of the FRB. See Item 5 on page 7 of this 10-K.

  The FDIC and the OCC have authority under federal law to prohibit an insured bank from engaging in conduct which, in their respective opinions, would constitute an unsafe or unsound banking practice. The payment of dividends or other payments might, under certain circumstances, be deemed to be an unsafe or unsound banking practice. In addition, the applicable federal regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, by national banks and by state banks. Compliance with such standards, as presently in effect or as they may be amended from time to time, could possibly limit the amount of dividends which High Point may pay in the future. In addition, as a bank whose deposits are insured by the FDIC, NBSC may not pay dividends or distribute any of its capital assets if it is in default on any assessment due to the FDIC. NBSC has never been in default under any of its obligations to the FDIC.

  FIRREA allows the FDIC to limit unsafe or unsound banking practices by authorizing the FDIC to issue cease and desist orders, to make restitution against losses, to dispose of any loans, to rescind agreements and to take other actions. FIRREA also authorizes the FDIC to impose civil monetary penalties against insured depository institutions and certain of their affiliates that violate any laws, regulations, or orders or that commit unsafe banking practices or breach any fiduciary duties.

  The FDIC insurance rates payable by banks are assessed based on a bank's capitalization and the degree of supervisory concern over the institution. Effective June 1, 1995, the FDIC Board of Directors voted to reduce deposit premiums paid by most members of the Bank Insurance Fund. The new range of premiums is from $0.04 to $0.31 per $100 of deposits. NBSC 's rate, effective June 1, 1995, was reduced from $0.29 to $0.21 per $100 of deposits. In November 1995, the FDIC Board of Directors met again and has reduced the range of premiums to $0.00 to $0.27 per $100 of deposits for the first six months of 1996. NBSC's rate dropped to $0.17 per $100 of deposits effective January 1, 1996. Assuming NBSC's deposit levels remain approximately the same as what was reported December 31, 1995, NBSC's FDIC expense will drop approximately 23% from 1995 levels in the first six months of 1996.

  NBSC is subject to certain restrictions imposed by federal law on any extension of credit to High Point. High Point is thus precluded from borrowing from NBSC unless such loan is secured by certain designated types of collateral in designated amounts. High Point is not indebted to NBSC for any borrowings.

  The foregoing references to statutes and regulations are brief summaries, are not intended to be complete and are qualified in their entirety by references to the statutes and regulations themselves. In addition, there are other statutes and regulations that apply to, and regulate the operation of, banking institutions.

EFFECT OF GOVERNMENT MONETARY AND FISCAL POLICIES

  The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

  The monetary policies of the Federal Reserve Board have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

RECENT AND PROPOSED LEGISLATION

  From time to time proposals are made in the United States Congress, the New Jersey Legislature, and before various bank regulatory authorities which would alter the powers of, and place restrictions on, different types of banking organizations. Among current legislative trends of significance to High Point and NBSC are the expansion of the powers of banks, thrift institutions and credit unions and the relaxation of restrictions upon the activities in which bank holding companies may engage. It is impossible to predict the impact, if any, of these trends on the business of High Point and NBSC.

  In accordance with federal law providing for deregulation of interest on all deposits, banks and thrift organizations are now unrestricted by law or regulation from paying interest at any rate on most time deposits. Commercial banks had initially experienced an effective increase in their cost of funds when deregulation was first imposed. However, recently, in a lower interest rate environment, banks have experienced a reduction in their cost of funds. It is not clear whether deregulation and other pending changes in certain aspects of the banking industry will result in further changes in the cost of funds in relation to prevailing lending rates.

CAPITAL ADEQUACY GUIDELINES

  The Federal Reserve Board follows Risk-Based Capital Guidelines, which operate in conjunction with regulations relating to capital adequacy of bank holding companies. Currently, the Federal Reserve Board has specified a minimum leverage ratio of Tier 1 capital to total assets as a means of assessing a bank holding company's capital adequacy.

  The risk-based capital requirements establish minimum levels of capital and require a method of capital adequacy analysis which takes into consideration the degree of risk of certain assets. The regulators require all banks and bank holding companies to have a core or Tier 1 capital-to-assets risk-based ratio of at least 4% and a total capital-to-assets risk-based ratio of at least 8%. At December 31, 1995 the Company's Tier I and total capital-to-assets risk-based ratios determined under the required method were 13.20% and 14.96%, respectively. The federal regulatory agencies have submitted a proposed rule integrating interest rate risk into the risk-based capital measurement.

  The Federal Reserve Board has also issued regulations establishing a 3% minimum Tier 1 leverage ratio for bank holding companies that are considered to have well-diversified risk, no undue interest rate exposure, high liquidity, good earnings, excellent asset quality and in general are considered strong banking organizations. Bank holding companies that do not meet these standards are required to maintain higher capital ratios. At December 31, 1995, the Company had a Tier 1 leverage ratio of 7.10%. For more information see Note 2 to the Financial Statements included in Item 8 of this 10-K.

  Additional information regarding capital requirements is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources" in Item 7 of this 10-K.

COMPETITION

  NBSC operates in a highly competitive market environment within Sussex County, New Jersey. Five major interstate multi-bank holding companies and one large multi-state thrift holding company operate within NBSC's market area. These larger institutions have substantially larger lending capacities and typically offer services which NBSC does not offer.

  In recent years, the financial services industry has expanded rapidly as barriers to competition within the industry have become less significant. Within the banking field, banks must compete not only with other banks and traditional financial institutions, but also with other business corporations that deliver financial services.

CONCENTRATION

  NBSC is not dependent for deposits on, nor exposed by loan concentrations to, a single customer or a small group of customers, the loss of any one or more of which would have a materially adverse effect on the financial condition of High Point or NBSC.

EMPLOYEES

  At December 31, 1995, there were 137 persons, including 27 part time personnel, employed by High Point and NBSC.

STATISTICAL INFORMATION

  Statistical information is incorporated by reference to Item 7 hereof.

ITEM 2. PROPERTIES

  High Point's principal offices are located at Branchville Square, Branchville, New Jersey. High Point shares administrative space at this location with NBSC.

  At December 31, 1992, High Point held for sale 94 acres of undeveloped land at a recorded carrying value of $3,240,000, which is net of a $1.1 million writedown recorded during 1991. A 28 acre parcel of this land was sold at a profit in fourth quarter 1993, and proceeds from the sale were used to pay down and service the note payable secured by the land. In 1995, based on the requirements of Statement of Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of," management recorded an impairment of $370,000 on the land held for sale based on an estimated five year selling period using a discount rate of 16%. Management also recorded an additional $28,000 impairment based on a contract to sell 32 acres. If this contract were to close, it may not close until January 1998 based on the length of time needed by the buyer to receive various approvals for the project. For more information, see the discussion in Note 7 on page 45 in Notes to Consolidated Financial Statements contained in Item 8 of this 10-K.

  NBSC operates nine banking locations, in addition to an administration center, a human resources office and an operations center, all in Sussex County, New Jersey. NBSC has owned its administrative office located in Branchville, New Jersey since 1992. NBSC has a lease on the human resources office through November 1996 with options to renew the lease for three additional one year terms. NBSC's Vernon branch is leased under a non-cancelable long-term lease with the current term ending in September 1996 with options to renew the lease for three additional 5 year periods.

  During 1988, NBSC sold certain banking and other premises to FMI Inc., a wholly owned subsidiary of Franklin Mutual Insurance Co., a 6.7% shareholder of High Point. The banking premises were leased back to NBSC for periods ranging between 10 and 15 years. George Guptill, Jr., President of FMI, Inc., is also a member of the Board of Directors of High Point Financial Corp. Further information is incorporated by reference to information contained in Notes 7 and 11 to the Consolidated Financial Statements set forth in Item 8 of this 10-K.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this item is incorporated by reference to information contained in Note 11 to the Consolidated Financial Statements on page 49 in Item 8 of this 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of High Point.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following are the current principal executive officers of High Point and NBSC. The Boards of Directors of High Point and NBSC elect the executive officers to one year terms (subject to removal by the respective Boards) at their respective annual meetings. Unless otherwise indicated, the persons below have held the position indicated for more than 5 years.

          NAME                        EMPLOYMENT DURING THE LAST 5 YEARS              AGE
          ----                        ----------------------------------              ---
Michael A. Dickerson.... President, Chief Executive Officer and Director of High       59
                         Point Financial Corp. since 1988; Director, President and
                         Chief Executive Officer (1988 to April 1992, except from May
                         9 through December 26, 1990), and Vice Chairman (May 1990 to
                         April 1992) of Pocono; President (since February 1992), Vice
                         Chairman of the Board and Chief Executive Officer (since
                         November 1991), and Director (since 1988) of NBSC.
Gregory W. A. Meehan ... Vice President (since 1987), Treasurer and Assistant          48
                         Secretary (since 1983) of High Point Financial Corp.;
                         Director (since 1994), Chief Operating Officer (since
                         November 1991), Executive Vice President (since 1990) and
                         Chief Financial Officer (since 1988), of NBSC.
Robert A. Vandenbergh... Secretary of High Point Financial Corp. (since February       44
                         1992); Director (since 1994), Senior Vice President and
                         Chief Lending Officer, NBSC (since October 1991); Senior
                         Vice President and Senior Loan Administrator, Midlantic
                         National Bank/North (1990-1991).
Rita A. Myers........... Comptroller of High Point Financial Corp. (since May, 1993);  37
                         Vice President (Since May 1990) and Comptroller (since May
                         1989), NBSC.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

  High Point's common stock, no par value (the "Common Stock") is traded in the over-the-counter market. As of December 31, 1995, there were 1,718 shareholders of record of Common Stock.

  Market makers for the Common Stock as listed on the National Quotation Bureau, non-NASDAQ price report are:

F. J. Morrissey & Co., Inc. Sandler O'Neill & Partners, L.P. Ryan, Beck & Co., Inc.
1700 Market Street          Two World Trade Center           80 Main Street
Suite 1420                  104th Floor                      West Orange, NJ 07052
Philadelphia, PA 19103      New York, NY 10005               (800) 342-2325
(800) 842-8928              (800) 635-6860

FIA Capital Group, Inc.     Hill Thompson Magid & Co.        Sharpe Capital Inc.
1160 Parsippany Boulevard   30 Montgomery Street             120 Broadway
Parsippany, NJ 07054        Jersey City, NJ 07302            New York, NY 10271
(800) 878-6256              (800) 631-3083                   (212) 406-2493

  The following table sets forth, for the calendar periods indicated, the high and low bid/ask prices per share of the Common Stock prepared from reports provided by the National Quotation Bureau, Inc. The prices shown do not include mark-ups, mark-downs or commissions, and may not reflect actual transactions. There were no cash dividends declared for the periods indicated.

                                                            BID        ASKED
                                                        ----------- -----------
                                                        HIGH   LOW  HIGH   LOW
                                                        ----- ----- ----- -----
Year ended December 31, 1994
  First quarter........................................ $3.13 $2.25 $3.50 $3.00
  Second quarter.......................................  4.75  2.75  5.00  3.50
  Third quarter........................................  4.25  3.00  4.63  4.00
  Fourth quarter.......................................  4.00  3.25  4.25  4.00
Year ended December 31, 1995
  First quarter........................................ $5.13 $4.00 $5.50 $4.25
  Second quarter.......................................  5.00  4.88  5.50  5.13
  Third quarter........................................  6.00  4.75  6.13  5.00
  Fourth quarter.......................................  6.50  5.88  6.75  6.00

  High Point has not paid dividends since June 1990. In accordance with its written agreement with the FRB, High Point is restricted from paying dividends without prior consent from the FRB. Furthermore, NBSC is restricted from paying dividends to High Point as agreed to in its Consent Order with the OCC and until NBSC is in full compliance with certain other regulatory guidelines. NBSC cannot anticipate when it will be able to resume dividend payments. Because substantially all of the funds available for payment of dividends by High Point are derived from NBSC, future dividends will depend primarily on the earnings of NBSC, NBSC's financial condition, NBSC's need for funds and capital retention, and governmental policies and regulations applicable to High Point and NBSC. Regulatory restrictions on the payment of dividends to High Point by NBSC are discussed in Item 1 of this Form 10-K. High Point will not pay dividends in 1996.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  (Not covered by Report of Independent Public Accountants)

                                   FOR THE YEARS ENDED DECEMBER 31,
                           -------------------------------------------------------
SUMMARY OF OPERATIONS (IN
THOUSANDS)                   1995       1994        1993      1992(2)     1991(2)
-------------------------  ---------  ---------   ---------  ---------   ---------
 Total interest income..   $  13,653  $  12,017   $  12,491  $  16,866   $  24,724
 Total interest
  expense...............       5,550      4,492       4,952      8,744      14,257
                           ---------  ---------   ---------  ---------   ---------
 Net interest income....       8,103      7,525       7,539      8,122      10,467
 Provision for possible
  loan losses(1)........         225      1,327         336      1,857       7,761
                           ---------  ---------   ---------  ---------   ---------
 Net interest income
  after provision for
  possible loan losses..       7,878      6,198       7,203      6,265       2,706
Non-interest income.....       2,219      2,368       2,589      2,593       1,999
Non-interest
 expenses(1)............       9,472      9,630      10,573     14,291      11,378
Unrealized loss on land
 held for sale..........           0         --          --         --      (1,118)
Gain on sale of bank
 premises...............         148        141          79        118         143
Gain on sale of land
 held for sale..........          --         --         306         --          --
Loans and securities
 gains (losses).........          53       (289)        519        198         679
                           ---------  ---------   ---------  ---------   ---------
 Income (loss) before
  benefit for income
  taxes and cumulative
  effect for change in
  accounting principle..         826     (1,212)        123     (5,117)     (6,969)
 Benefit for income
  taxes.................        (249)       (97)        (31)       558      (1,781)
                           ---------  ---------   ---------  ---------   ---------
 Income (loss) before
  cumulative effect for
  change in accounting
  principle.............       1,075     (1,115)        154     (5,675)     (5,188)
 Cumulative effect of
  change in accounting
  principle.............        (370)        --          --         --          --
                           ---------  ---------   ---------  ---------   ---------
NET INCOME (LOSS).......   $     705  $  (1,115)  $     154  $  (5,675)  $  (5,188)
                           =========  =========   =========  =========   =========
PER SHARE INFORMATION:
----------------------
Net income (loss) before
 cumulative effect for
 change in accounting
 principle..............   $    0.29  $   (0.36)  $    0.06  $   (3.31)  $   (4.07)
Cumulative Effect change
 in accounting
 principle..............       (0.10)      0.00        0.00       0.00        0.00
                           ---------  ---------   ---------  ---------   ---------
NET INCOME (LOSS).......        0.19      (0.36)       0.06      (3.31)      (4.07)
                           =========  =========   =========  =========   =========
Stockholders' equity
 (book value)...........        3.89       3.19        4.06       3.93        7.09
Number of shares
 outstanding, December
 31.....................   3,745,760  3,745,760   2,439,009  2,436,924   1,280,843
Average number of shares
 outstanding............   3,745,760  3,065,786   2,437,908  1,711,935   1,274,087
YEAR END BALANCE SHEET
 INFORMATION (IN
 THOUSANDS)
----------------------
 Total assets...........   $ 200,184  $ 184,641   $ 181,263  $ 200,870   $ 253,259
 Total deposits.........     178,325    165,572     162,788    183,942     225,864
 Loans held for sale....         628        427       5,708      6,136       6,045
 Loans, net of unearned
  income(1).............     104,833    105,556     110,933    135,471     193,265
 Allowance for possible
  loan losses(1)........       4,609      5,234       5,419      6,066      10,118
 Securities, including
  those available for
  sale..................      64,696     54,231      41,930     35,521      27,278
 Note payable...........       1,270      1,482       2,373      3,130       3,800
 Redeemable subordinated
  debentures............         511        510         510        544       5,289
 Employee Stock
  Ownership Plan debt...          --        150         321        461         595
 Stockholders' equity...      14,558     11,963       9,892      9,582       9,108
CONSOLIDATED RATIOS
-------------------
 Net income (loss) to
  average stockholders'
  equity................        5.26%     (9.72)%      1.60%    (64.22)%    (40.07)%
 Net income (loss) to
  average total assets..        0.37      (0.61)       0.08      (2.46)      (1.90)
 Stockholders' equity to
  total assets at year
  end...................        7.28       6.48        5.46       4.77        3.60
 Net charge-offs to
  average loans
  outstanding...........        0.82       1.37        0.80       3.32        2.06
 Net interest spread
  (tax equivalent
  basis)................        3.82       3.92        4.01       3.42        3.79
 Net interest margin
  (tax equivalent
  basis)................        4.61       4.55        4.52       3.87        4.31
 Loans to deposits......       58.79      63.75       68.15      73.65       85.57
 Non-performing loans to
  loans.................        7.09      12.20       17.39      20.57       18.26
 Allowance for possible
  loan losses to loans..        4.40       4.96        4.88       4.47        5.23
 Allowance for possible
  loan losses to non-
  performing loans......       62.02      40.61       28.07      21.73       28.62
 Average stockholders'
  equity to average
  total assets..........        7.02       6.32        5.19       3.82        4.74
OTHER SELECTED DATA
-------------------
 Number of full time
  equivalent employees..         123        126         124        133         160
 Number of common
  stockholders at year
  end...................       1,718      1,713       1,553      1,413       1,199

--------
(1) The information for 1994 and prior years have been restated per the requirements of SFAS No. 114. See Note 4 on page 41 for further information.
(2) The information for 1992 and prior years includes the results of High Point's former subsidiary, the Pocono Bank, which was sold on April 24, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section presents a review of the Company's consolidated results of operations and financial condition. It should be read in conjunction with the consolidated financial data presented elsewhere in this report. All references to "notes" refer to Notes to Consolidated Financial Statements of the Company appearing on pages 36 through 56 in Item 8 of this 10-K.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

  For the year ended December 31, 1995, the Company's consolidated net income was $705,000, representing an increase of $1,820,000 over the net loss of $1,115,000 reported in 1994 and $551,000 over the $154,000 in income reported in 1993. The net income per common share for 1995 was $0.19 compared to the reported net loss per common share of $0.36 in 1994 and the reported net income per common share of $0.06 for 1993.

  Many improvements in the Company's financial condition during 1995 contributed to recording net income in 1995. These improvements included an increase of assets from $184.6 million on December 31, 1994 to $200.2 million on December 31, 1995, an increase of $15.6 million or 8.5%. Non-performing assets also improved, declining from $16.8 million to $10.2 million, a 40.0% decrease. As non-performing assets declined, the provision for possible loan losses also declined from $1,327,000 in 1994 to $225,000 in 1995. As a result of the increase in assets and decrease in non-performing assets, net interest income increased $578,000, or 7.7% to $8,103,000. Reductions in non-interest expense also helped to improve earnings in 1995. For more information, see the discussion entitled "--Non-interest Expense" on page 15.

  The results for 1995 were also favorably affected by the recognition of an income tax benefit of $265,000 representing the partial recognition of net operating loss carryforwards through the reversal of a previously established deferred tax valuation allowance. The recognition of the tax benefit is based on the Company's evaluation of income earned in 1995 and management's estimate of the Company's continued ability to remain profitable in future periods such that realization of its net operating loss carryforwards can be reasonably expected. The Company recorded a $265,000 tax benefit based on pretax income estimated to be earned for interim periods during 1996. This estimate will be impacted favorably or unfavorably by future results of operations. The Company has approximately $5.5 million in remaining tax benefits that may be realized in future periods. The Company will periodically evaluate the realizability of its deferred tax asset and will adjust the level of the valuation allowance if it is determined that it is more likely than not that all or a portion of the asset is realizable. For more information, see Note 8 on page 46.

  Although the Company recorded net income in 1995, it continues to be affected by the size of its non-performing assets and the less than robust economic environment in its market area. Non-performing assets declined $6.7 million or 40.0% during 1995 which included a $5.5 million decline in nonperforming loans and a $1.2 million decline in other real estate. Non-performing assets have declined but still continue to impact the net interest margin. In addition, the number of employees and outside professionals needed to work out troubled loans resulted in high levels of salary and benefit expenses and legal expenses. Management's priority remains to be the further reduction of non-performing assets in order for the Company to increase its income from continuing operations. Non-performing assets are discussed in greater detail in "--Non-performing Assets" on page 21.

  The Company's results of operations in 1995 include the December 1995 adoption of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires that if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, an entity must estimate the future cash flows expected to result from the use or sale of the asset and record an impairment for the amount by which the carrying value exceeds the fair value. In the case of assets to be disposed of, the asset must be reported at the lower of the carrying amount or fair value less costs to sell. Included in fair value estimates is the discounting of net proceeds from sale of the asset over the estimated time to sell the asset.

  High Point evaluated its land held for sale for impairment under SFAS No. 121 and determined that a valuation reserve of $370,000 was required. In accordance with the requirements of SFAS No. 121, the $370,000 provision was retroactively reflected in the results of operations in the first quarter of 1995 as a cumulative effect of a change in accounting principle.

  Subsequent to High Point's adoption of SFAS No. 121, High Point entered into a contract for sale of 32 acres of land for approximately $2 million. There is no assurance that this contract for sale will close; however, the transaction must be consummated no later than January 1998 according to the terms of the contract. High Point recorded an additional impairment loss of $29,000 in December 1995 upon entering into this contract which is included in other operating expenses.

  The decline in net income from 1993 to 1994 resulted primarily from recording a provision for possible loan losses of $1,327,000 in 1994 compared to $336,000 in 1993. This is discussed further in "--The allowance for possible loans losses as a percent of non-performing loans" on page 23. Also impacting the decline in net income for 1993 to 1994 was a non-recurring gain on sale of land held for sale during 1993 of $306,000. Another area of non-interest income that declined from 1993 to 1994 was gains on securities, which declined from $425,000 in 1993 to a loss of $262,000 in 1994.

NET INTEREST INCOME

  Net interest income is the difference between interest income on earning assets and the interest cost of funds supporting those assets. The amount of net interest income for any given period is affected in part by the volume of interest earning assets and the yield provided by those earning assets, and by interest bearing liabilities and the rates paid on those liabilities. The ability of a financial institution to fund its interest earning assets with non-interest bearing deposits also positively impacts interest income.

  The following table, Interest Income and Expense Volume/Rate Analysis, describes the impact on net interest income resulting from changes in average balances and average rates over the past three years on a tax equivalent basis (assuming a 34% tax rate). Any change in interest income or expense attributable to both changes in volume and changes in rate has been allocated in proportion to the relationship of the absolute dollar amount of the change in each category.

               INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

                                1995 VS. 1994                1994 VS. 1993
                             INCREASE (DECREASE)          INCREASE (DECREASE)
                              DUE TO CHANGE IN:            DUE TO CHANGE IN:
                          ---------------------------- ---------------------------
                                              TOTAL                       TOTAL
                          AVERAGE  AVERAGE   INCREASE  AVERAGE  AVERAGE  INCREASE
                          VOLUME    RATE    (DECREASE) VOLUME    RATE   (DECREASE)
                          -------  -------  ---------- -------  ------- ----------
                                  (TAX-EQUIVALENT BASIS, IN THOUSANDS)
INTEREST INCOME
Interest bearing
 deposits at banks......  $    --  $   --     $   --   $    (2)  $  (5)  $    (7)
Federal funds sold......      157     163        320        --     105       105
Securities including
 securities available
 for sale:
  U.S. Government and
   agencies.............      969     240      1,209       699     174       873
  State and political
   subdivisions.........      (20)     --        (20)      (22)     (4)      (26)
  Other securities......     (124)     87        (37)     (121)     44       (77)
                          -------  ------     ------   -------   -----   -------
Total securities........      825     327      1,152       556     214       770
                          -------  ------     ------   -------   -----   -------
Loans, including loans
 held for sale, net of
 unearned income:
  Commercial and
   construction.........   (1,061)    864       (197)   (1,181)     89    (1,092)
  Mortgage..............      206     (98)       108       137    (104)       33
  Installment...........      310     (57)       253       (73)   (213)     (286)
                          -------  ------     ------   -------   -----   -------
Total loans.............     (545)    709        164    (1,117)   (228)   (1,345)
                          -------  ------     ------   -------   -----   -------
TOTAL INTEREST INCOME...      437   1,199      1,636      (563)     86      (477)
                          -------  ------     ------   -------   -----   -------
INTEREST EXPENSE
  Savings deposits......       16     202        218        24      --        24
  Money market
   accounts.............      (20)     37         17       (24)     20        (4)
  Time deposits.........      401     438        839      (359)    (99)     (458)
  Short-term
   borrowings...........        3      66         69        --      28        28
  Long-term borrowings..      (92)      7        (85)      (60)     10       (50)
                          -------  ------     ------   -------   -----   -------
TOTAL INTEREST EXPENSE..      308     750      1,058      (419)    (41)     (460)
                          -------  ------     ------   -------   -----   -------
Net interest income (tax
 equivalent basis)......      129     449        578      (144)    127       (17)
Tax-equivalent basis
 adjustment.............       --      --         --        (3)     --        (3)
                          -------  ------     ------   -------   -----   -------
NET INTEREST INCOME.....  $   129  $  449     $  578   $  (141)  $ 127   $   (14)
                          =======  ======     ======   =======   =====   =======

             CONSOLIDATED STATISTICS ON A TAXABLE EQUIVALENT BASIS

                                    1995                       1994                       1993
                          -------------------------- -------------------------- --------------------------
                                    INTEREST                   INTEREST                   INTEREST
                          AVERAGE   INCOME/  AVERAGE AVERAGE   INCOME/  AVERAGE AVERAGE   INCOME/  AVERAGE
                          BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE
                          --------  -------- ------- --------  -------- ------- --------  -------- -------
                                                         (IN THOUSANDS)
ASSETS
------
 Interest earning as-
  sets:
 Loans, including loans
  held for sale, net of
  unearned income:
 Commercial and
  construction..........  $ 63,647  $ 5,780   9.08%  $ 76,165  $ 5,977   7.85%  $ 91,201  $ 7,069    7.75%
 Mortgage...............    24,257    2,155   8.88%    21,852    2,047   9.37%    17,889    2,014   11.26%
 Installment............    16,329    1,419   8.69%    12,722    1,166   9.17%    13,419    1,452   10.82%
                          --------  -------   ----   --------  -------   ----   --------  -------   -----
 Total loans............   104,233    9,354   8.97%   110,739    9,190   8.30%   122,509   10,535    8.60%
                          --------  -------   ----   --------  -------   ----   --------  -------   -----
 Securities including
  securities available
  for sale:*
 U.S. government and
  agencies..............    48,288    2,954   6.12%    32,068    1,745   5.44%    18,839      872    4.63%
 State and political
  subdivisions..........        --       --     --%       510       20   3.92%     1,061       46    4.34%
 Other securities.......    11,647      666   5.72%    13,447      703   5.23%    15,708      780    4.97%
                          --------  -------   ----   --------  -------   ----   --------  -------   -----
 Total securities.......    59,935    3,620   6.04%    46,025    2,468   5.36%    35,608    1,698    4.77%
                          --------  -------   ----   --------  -------   ----   --------  -------   -----
 Interest bearing depos-
  its at banks..........       113        2   1.77%       145        2   1.38%       205        9    4.39%
 Federal funds sold.....    11,669      677   5.80%     8,514      357   4.19%     8,510      252    2.96%
                          --------  -------   ----   --------  -------   ----   --------  -------   -----
 Total interest earning
  assets................   175,950   13,653   7.76%   165,423   12,017   7.26%   166,832   12,494    7.49%
                          --------  -------   ----   --------  -------   ----   --------  -------   -----
 Non-interest earning
  assets:
 Cash and due from
  banks.................     7,886                      7,458                      7,147
 Unrealized losses on
  securities available
  for sale..............      (577)                      (760)                        --
 Allowance for possible
  loan losses...........    (5,042)                    (5,075)                    (5,936)
 Premises and
  equipment--net........     5,321                      5,479                      6,197
 Other assets...........     7,397                      8,892                     11,044
                          --------                   --------                   --------
 TOTAL ASSETS...........  $190,935                   $181,417                   $185,284
                          ========                   ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
 Interest bearing lia-
  bilities:
 Savings deposits.......  $ 66,646  $ 1,738   2.61%  $ 65,950  $ 1,520   2.30%  $ 64,966  $ 1,496    2.30%
 Money market accounts..    11,668      333   2.85%    12,651      316   2.50%    13,427      320    2.38%
 Time deposits..........    57,087    3,169   5.55%    49,286    2,330   4.73%    56,836    2,788    4.91%
 Short-term borrowings..     3,735      129   3.45%     3,542       60   1.69%     3,594       32    0.89%
 Long-term borrowings...     1,875      181   9.65%     2,826      266   9.41%     3,463      316    9.13%
                          --------  -------   ----   --------  -------   ----   --------  -------   -----
 Total interest bearing
  liabilities...........   141,011    5,550   3.94%   134,255    4,492   3.34%   142,286    4,952    3.48%
                          --------  -------   ----   --------  -------   ----   --------  -------   -----
 Non-interest bearing
  liabilities:
 Demand deposits........    34,128                     33,308                     30,887
 Other liabilities......     2,396                      2,379                      2,488
                          --------                   --------                   --------
 Total non-interest
  bearing liabilities...    36,524                     35,687                     33,375
                          --------                   --------                   --------
 Stockholders' equity...    13,400                     11,475                      9,623
                          --------                   --------                   --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY...  $190,935                   $181,417                   $185,284
                          ========                   ========                   ========
 Net interest income
  (tax-equivalent ba-
  sis)..................              8,103   3.82%              7,525   3.92%              7,542    4.01%
 Tax-equivalent basis
  adjustment............                 --                         --                          3
                                    -------   ----             -------   ----             -------   -----
 NET INTEREST INCOME....            $ 8,103                    $ 7,525                    $ 7,539
                                    =======                    =======                    =======
 Net interest margin
  (tax-equivalent
  basis)................                      4.61%                      4.55%                       4.52%
                                              ====                       ====                       =====

--------
* Securities are reported at amortized cost without including the impact of any unrealized gains or losses on securities available for sale.

  The table on page 12 (Consolidated Statistics on a Taxable Equivalent Basis) shows the Company's consolidated average balances of assets, liabilities and stockholders' equity, the amount of average interest earning assets and interest bearing liabilities, net interest spread and net interest income as a percentage of average interest earning assets. Non-accruing loans are included in average loans, thereby lowering the yield on the loan portfolio in the respective areas. Non-taxable income from investment securities is presented on a tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable (assuming a 34% tax rate). Although the Company, through NBSC, must reduce the amount of interest expense deductible for federal income tax purposes by an amount related to the average balance of tax-exempt securities purchased after August 1986, this adjustment is not material to the presentation and is not included in the table. The indebtedness of the High Point Financial Corp. Employee Stock Ownership Plan (the "ESOP") is shown under "Other Liabilities" and not in "Long-term Borrowings" (see Note 12).

  Net interest income for 1995 was $8,103,000, representing an increase of $578,000 or 7.7% compared to the $7,525,000 reported for 1994; net interest income decreased in 1994 by $14,000, or 0.2% from 1993.

  Total interest income increased $1,636,000 from 1994 to 1995. Of the increase, $437,000 is related to the increase in volume and $1,199,000 results from an increase in rate. Total average interest earning assets increased from $165,423,000 in 1994 to $175,950,000 in 1995, representing an increase of
$10,527,000 or 6.4% from 1994. Total average interest earning assets decreased $1,409,000 in 1994, or 0.8% over the 1993 level of $166,832,000. The increase in earning assets from 1995 came from a combination of asset growth and a decline in non-performing assets. The composition of average assets also changed. Average loans outstanding decreased $6.5 million from 1994 to 1995 while average securities increased $13.9 million in the same time period. The decline in average loans outstanding resulted from sales of loans, principal payments, charge-offs and reclassifications of loans into other real estate owned.

  Interest income on total loans increased from $9,190,000 in 1994 to $9,354,000 in 1995, an increase of $164,000. This increase was comprised of a $545,000 decrease in interest income resulting from a decrease in volume offset by a $709,000 increase resulting from an increase in rate. The average yield on loans increased from 8.30% in 1994 to 8.97% in 1995. Average yields on mortgages and installment loans declined 49 basis points and 48 basis points, respectively, from 1994 to 1995. In 1995, mortgage rates declined and some borrowers refinanced at lower rates causing the overall yield to decline. Installment loan rates declined and the overall yield on the portfolio declined as new loans were originated at rates lower than the average yield in the portfolio. Special rates on home equity loans, a component of installment loans, also contributed to the decline in yield on the installment loans. NBSC is offering home equity loans at a 6.99% introductory rate that reprices at 1.75% over prime one year after origination. Average home equity loans outstanding have increased from $2.7 million in 1994 to $6.1 million in 1995.

  The volume of non-performing loans contributed negatively to the level of interest income earned in the last five years although that impact was lower in 1995 than it has been in prior years. The Company had average non-accrual loans of $6,471,000 and $11,006,000 for 1995 and 1994, respectively. Interest that would have been earned had the loans been current was $627,000 and $1,125,000 in 1995 and 1994, respectively. The negative impact of the non-accruing loans on the yields on total loans presented for 1995 and 1994 would be 59 and 91 basis points, respectively. Excluding the non-accrual loans from interest earning assets would increase the yield on total earning assets and the net interest income by 29 and 52 basis points for 1995 and 1994, respectively. One basis point is equal to one hundredth of one percent.

  Total interest income on securities increased from $2,468,000 in 1994 to $3,620,000 in 1995, an increase of $1,152,000 or 46.7%. Average securities increased from $46.0 million in 1994 to $59.9 million in 1995, an increase of $13.9 million as a result of the purchase of securities. Total interest income on securities increased $825,000 as a result of an increase in volume and $327,000 as result of an increase in rates. In 1994, interest income on securities increased $770,000 from 1993--$556,000 and a result of an increase in volume and $214,000 as a result of an increase in rates.

  Total interest expense increased from $4,492,000 in 1994 to $5,550,000 in 1995, an increase of $1,058,000 or 23.6%. Of the increase in interest expense, $308,000 resulted from an increase in volume and $750,000 resulted from an increase in rate. Average interest bearing liabilities increased from $134.3 million in 1994 to $141.0 million in 1995, an increase of $6.7 million resulting from a $7.5 million increase in average interest bearing deposits offset by a $758,000 decrease in other borrowings. Included in the increase in interest bearing deposits is a shift in composition from short-term savings deposits to long-term time deposits.

  Average savings accounts increased to $66.6 million in 1995, an increase of $696,000 or 1.1% from 1994. Average savings deposits as a percent of average total deposits decreased from 40.9% in 1994 to 39.3% in 1995. Interest expense on savings deposits increased $218,000 from 1994 to 1995, $16,000 of which was due to an increase in volume and $202,000 of which was due to an increase in rates. Average time deposits increased to $57.1 million, an increase of $7.8 million or 15.8% from 1994 to 1995. Interest expense on time deposits increased a total of $839,000--$401,000 resulting from an increase in volume and $438,000 from an increase in rate. Average long-term borrowings, comprising the Note Payable and the Debentures, declined to $1,875,000 in 1995, a decline of $951,000, resulting from a principal payment of $800,000 on the Note Payable in December 1994 and additional principal paydowns in 1995. Interest expense on long-term borrowings decreased $85,000, due to a $92,000 decrease due to a reduction in volume offset by a $7,000 increase due to an increase in rate.

  The net interest spread, or the difference between the yield on earning assets and the average cost of funds acquired (interest bearing liabilities), was 3.82% in 1995, 3.92% in 1994 and 4.01% in 1993. In 1992 and 1993, net
interest income measured in dollars was not high enough to cover net operating costs if non-recurring items such as unrealized gains on investment securities and the gain on the sale of land were excluded from non-interest income. Net operating costs are defined as non-interest expense less non-interest income. In 1995, the excess of the Company's net interest income over net operating costs was $1,051,000 compared to $115,000 in 1994. The ability of the Company's net interest income to cover its net operating costs depends on the Company's ability to further reduce its non-performing assets. This would enable the Company to increase its earning assets and therefore increase its net interest income. Reducing non-performing assets would also allow the Company to continue to reduce costs associated with the non-performing assets.

  As shown in the table on page 12 (Consolidated Statistics on a Taxable Equivalent Basis), the gross yield on interest earning assets for 1995 was 7.76%, an increase of 50 basis points compared to the 7.26% reported for 1994 and an increase of 27 basis points from the 7.49% reported for 1993. The cost of interest bearing liabilities was 3.94% for 1995, an increase of 60 basis points from the 3.34% reported for 1994 and 46 basis points above the 3.48% reported for 1993. The yield on interest earning assets increased even though the impact of the reversal of interest on non-accruing loans is included therein. Loans not accruing interest are included in the yearly average balances.

  The cost of funds has increased in the past two years as a result of a higher rate environment and a change in deposit mix as discussed above. As higher yielding time deposits increased, the percentage of lower yielding savings accounts decreased. Average non-interest demand deposits as a percent of total deposits have remained stable over the last two years and interest-bearing deposits as a percent of total deposits have decreased from 81.4% in 1993 to 79.3% in 1994 and increased marginally to 79.9% in 1995.

  The net tax-equivalent yield on interest earning assets (see "Net interest margin (tax equivalent basis)" in the table "Consolidated Statistics on a Taxable Equivalent Basis") increased from 4.55% in 1994 to 4.61% in 1995, an increase of 6 basis points compared to a 3 basis point increase from 1993 to 1994. The increase from 1994 to 1995 can be attributed to the increase in the Company's earning assets as a percent of total assets related to the reduction of non-performing assets.

  Although the amounts in the table would indicate that the ratio of earning assets to total assets continued in excess of 90% for 1995, non-accruing loans are included in total loans. After reducing earning assets by the level of average non-accruing loans, the ratio of earning assets to total assets was 88.8%, 84.7% and 81.6% for 1995, 1994 and 1993, respectively.

PROVISION FOR POSSIBLE LOAN LOSSES

  The provision for possible loan losses in 1995 was $225,000 compared to provisions of $1,327,000 and $336,000 in 1994 and 1993, respectively. Net loans charged off in 1995 amounted to $850,000, compared to $1,512,000 and $983,000 reported for 1994 and 1993, respectively. The amount of the provision reflects management's evaluation of potential loan losses (See Note 6 and the discussion on "Loans" and "Non-performing Loans"). Management deems the allowance for possible loan losses adequate as of December 31, 1995, but any further deterioration in the local real estate market or changes in the economy affecting the region in which NBSC operates may require substantial additions to the allowance for possible loan losses in future periods.

NON-INTEREST INCOME

  The Company generates non-interest income through the variety of services it offers in its market area through NBSC. These services range from deposit services to full service brokerage and investment planning services. Non-interest income for 1995 was $2,420,000, an increase of $200,000, or 9.0%, compared to $2,220,000 in 1994 which, in turn, was a decrease of $1,273,000 or 36.4% from the $3,493,000 reported in 1993.

  Service charges on deposit accounts decreased $115,000 from $1,456,000 to $1,341,000, or 7.9% from 1994 to 1995, compared to the $76,000 or 5.0%
decrease recorded in 1994 over 1993. The decrease in revenue generated by service charges on deposit accounts in 1995 resulted from management's decision to reduce service charge rates assessed on deposit accounts in order to attract additional deposits. The decrease in revenue generated by service charges on deposit accounts in 1994 resulted from a decrease in service fees assessed due to higher average balances maintained on deposit accounts. Other service charges, commissions, and fees decreased from $757,000 in 1994 to $708,000 in 1995, a decrease of $49,000 or 6.5% resulting from declines in fee income on annuity sales and investment planning services. Other service charges, commissions and fees increased $136,000 or 15.2% from 1993 to 1994 because of increases in fee income on annuity sales.

  A primary area in non-interest income that increased was gains (losses) on sales of securities and loans which increased from a combined loss of $289,000 in 1994 to a combined gain of $53,000 in 1995. In 1993, the Company recorded combined gains on sales of loans and securities of $102,000. Moreover, during 1993, the market values of securities available for sale increased and the Company was able to record an unrealized gain of $433,000, representing a recovery of a previously recorded unrealized loss from 1992. However, since the adoption of SFAS No. 115 in December 1993, the Company no longer records unrealized losses or the recovery of such losses in its available for sale portfolio in its income statement; any unrealized gains or losses on securities available for sale are now recorded in the equity section of the balance sheet. The decline in non-interest income from 1993 to 1994 is also attributable to a non-recurring $306,000 gain on land held for sale resulting from a sale of 28 acres that was completed in 1993. For more information, see
Note 7 on page 45.

NON-INTEREST EXPENSE

  Total non-interest expense decreased from $9,630,000 in 1994 to $9,472,000 in 1995, a decrease of $158,000 or 1.7% compared to the $943,000 or 8.9% decrease recorded in 1994 over 1993. The decrease in non-interest expense from 1994 to 1995 reflects a decline in non-performing assets and management's continuing commitment to control overhead.

  Salary and employee benefits expense increased from $4,518,000 in 1994 to $4,623,000 in 1995, an increase of $105,000, or 2.3%. Salary expense decreased from $3,528,000 in 1994 to $3,492,000 in 1995, a decrease of $36,000, or 1.0%.
Salary expense declined as a result of management's review and reduction of staffing levels in the organization which began in 1993 and continued into 1995. Employee benefits expense increased from $990,000 in 1994 to $1,131,000 in 1995, an increase of $141,000 or 14.2%. However, $135,000 of this increase is due to the planned liquidation of the Company's defined benefit pension plan expected to be finalized during third quarter 1996. The "prepaid pension cost included in other assets" increased $28,000 during 1995 to $207,000. Since the plan is to be liquidated in 1996, the asset was reduced to the net realizable amount projected to be recovered by the Company after excise taxes. See Note 9 on page 47. From 1993 to 1994, salary and employee benefits expense decreased $30,000. The decline in salary and employee benefits expense resulted from a reduction in staff and a corresponding reduction in employee benefits expense and from a reduction in benefits provided to employees.

  Net occupancy expense increased to $966,000 in 1995, a $49,000 or 5.3% increase as a result of increased depreciation expense on leasehold improvements made on properties in the last half of 1994 and in 1995. Higher real estate taxes assessed on the properties also increased occupancy cost. Equipment expenses decreased $31,000 or 5.4% to $539,000 in 1995 from the $570,000 reported in 1994, which in turn decreased from $603,000 in 1993. The decline in equipment expense from 1994 to 1995 results from a decline in depreciation expense.

  Although the net cost of operation of other real estate remained the same in 1995 as in 1994 at $663,000, the components of this expense varied. The net cost of operation of other real estate includes net gains or losses recorded on properties that were sold for amounts that differed from their carrying value. Such net losses of $20,000 were recorded in 1995 compared to net gains of $578,000 and $178,000 in 1994 and 1993, respectively. The changes in composition in the net cost of operation of other real estate from 1994 to 1995 include a decrease of rental income from $373,000 in 1994 to $362,000 in 1995. Provisions made to the allowance for other real estate were $137,000 in 1995 compared to $680,000 in 1994 and $251,000 in 1993. Net cost of operation of other real estate includes costs incurred on foreclosure, subsequent writedowns of properties to their net realizable value and costs of maintaining the properties. These costs are net of any rental income received on such properties. For more information, see Note 5 on page 44.

  Other expenses decreased from $2,962,000 in 1994 to $2,681,000 in 1995, a decrease of $281,000, or 9.5%. See Note 17 on page 53 for detail on other expenses. Included in other expenses are legal fees, which decreased to $247,000 in 1995 from $569,000 in 1994, a decrease of $322,000, or 56.6%. This decrease resulted from the decline in non-performing assets. As non-performing loans decline, the legal costs incurred in working out the problem loans also decline. Similarly, legal fees declined $571,000 or 50.0% from 1993 to 1994. The level of high legal fees can be attributed to legal costs incurred in working out problem loans and foreclosing costs related to defaulted loans.

  The Company's FDIC insurance assessment fees decreased from $464,000 in 1994 to $383,000 in 1995, a decline of $81,000 or 17.5%. The reduced fees resulted from a decision by the FDIC Board of Governors to reduce deposit premiums paid by most members of the Bank Insurance Fund. Therefore, NBSC experienced a reduction in its fees from $0.29 per $100 of deposits to $0.21 per $100 of deposits. Effective January 1, 1996, the range of premiums will drop again to $0.00 to $0.27 per $100 of deposits. NBSC's premium will drop to $0.17 per $100 of deposits. Assuming NBSC's deposit levels remain the same, NBSC's FDIC expense will drop approximately 23% in 1996 from 1995 levels. FDIC fees had decreased $50,000 from 1993 to 1994 resulting from lowered deposit levels. Like all FDIC insured banks, NBSC's assessment fee as a percent of deposits is based on a tiered structure based on a bank's level of capitalization and the degree of supervisory concern over the institution.

  Appraisal fees increased from $65,000 in 1994 to $125,000 in 1995, an increase of $60,000, or 92.3% resulting from the cyclical need to reappraise property collateralizing loans and from the implementation of

Statement of Financial Accounting Standards, No. 114, Accounting by Creditors for Impairment of a Loan. Appraisal expense in 1994 had decreased $76,000 from 1993 levels.

FINANCIAL CONDITION

DEPOSITS

  Total deposits increased $12,753,000 from $165,572,000 on year-end 1994 to $178,325,000 on year-end 1995, a 7.7% increase. The largest deposit increase was in time deposit accounts, which increased to $59.1 million, an increase of $7,142,000 or 13.8% from year-end 1994 to year-end 1995. The increase in time deposits reflects a shift from short-term deposit instruments to long-term instruments resulting from an increase in deposit rates. Jumbo time deposits (time deposits that are $100,000 and over) increased to $9.3 million from year-end 1994 to year-end 1995, an increase of $2.4 million or 34.0%, resulting from management's decision to bid for municipal CDs in 1995.

  As shown on the balance sheet on page 32, savings accounts, which include money market deposit accounts, increased to $55,832,000 on December 31, 1995, an increase of $2,160,000 or 4.0% from year-end 1994 levels. Interest bearing demand deposits decreased $105,000 to $25,092,000 from year end 1994 to year end 1995. Comparing average balances on non-interest bearing demand deposits shows that average demand deposits increased from $30,887,000 in 1993 to $33,308,000 in 1994 to $34,128,000 in 1995. Average non-interest demand deposits as a percent of total deposits increased from 18.6% in 1993 to 20.7% in 1994, and declined marginally to 20.1% in 1995. Average savings deposits increased to $66,646,000 in 1995 from $65,950,000 in 1994 and $64,966,000 in
1993. Average money market accounts declined to $11,668,000 in 1995 from $12,651,000 in 1994 and from $13,427,000 in 1993. Average time deposits declined from $56.8 million in 1993 to $49.3 million in 1994 but increased to $57.1 million in 1995. Because interest rates had been low in 1993 and 1994, there was a gradual shift from long-term time deposits to short-term savings deposits and non-interest bearing demand deposits. This is a trend that has changed in 1995 as interest rates increased.

  The average amounts of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

                              YEAR ENDED           YEAR ENDED           YEAR ENDED
                          DECEMBER 31, 1995    DECEMBER 31, 1994    DECEMBER 31, 1993
                          -------------------  -------------------  -------------------
                           AVERAGE   AVERAGE    AVERAGE   AVERAGE    AVERAGE   AVERAGE
                           BALANCE     RATE     BALANCE     RATE     BALANCE     RATE
                          ---------- --------  ---------- --------  ---------- --------
                                           (DOLLARS IN THOUSANDS)
Non-interest bearing de-
 mand deposits..........  $   34,128      --   $   33,308      --   $   30,887      --
Savings deposits........      66,646    2.61%      65,950    2.30%      64,966    2.30%
Money market accounts...      11,668    2.85%      12,651    2.50%      13,427    2.38%
Time deposits...........      57,087    5.55%      49,286    4.73%      56,836    4.91%
                          ----------  ------   ----------  ------   ----------  ------
  Total.................  $  169,529    3.09%  $  161,195    2.58%  $  166,116    2.77%
                          ==========  ======   ==========  ======   ==========  ======

  The following table summarizes the maturity distribution of time certificates of deposit in amounts of $100,000 or more as of December 31, 1995. There were no other time deposits in amounts of $100,000 or more as of that date.

        MATURITY                                                    AMOUNT
        --------                                                 -------------
                                                                 (IN THOUSANDS)
     Within 3 months............................................    $6,192
     Over 3 through 6 months....................................     1,020
     Over 6 through 12 months...................................     1,365
     Over 12 months.............................................       795
                                                                    ------
       Total....................................................    $9,372
                                                                    ======

SHORT-TERM BORROWINGS

  Short-term borrowings include securities sold under agreements to repurchase. Information relating to securities sold under agreements to repurchase for 1995, 1994, and 1993 is summarized below:

                                                         1995    1994    1993
                                                        ------  ------  ------
                                                           (IN THOUSANDS)
Balance at December 31................................  $2,959  $2,621  $3,075
Interest rate at December 31..........................    3.52%   3.08%   0.84%
Maximum amount outstanding at any month-end during the
 year.................................................  $5,189  $5,325  $5,452
Average amount outstanding during the year............  $3,735  $3,542  $3,595
Weighted average interest rate during the year........    3.46%   1.69%   0.88%

  Securities sold under agreements to repurchase generally mature within 90 days. The table includes securities sold under agreements to repurchase which mature on a daily basis.

LOANS

  Total loans decreased from $105,608,000 on December 31, 1994 to $104,863,000 on December 31, 1995, a decrease of $745,000. Total loans decreased by $5,418,000 or 4.9% from 1993 to 1994. Commercial loans decreased from $66,848,000 to $58,274,000, a decline of $8,574,000 or 12.8% during 1995 compared to a decrease of $13,981,000 or 17.3% during 1994. Real estate construction loans increased to $4,300,000 on December 31, 1995, an increase of $1,129,000 or 35.6% during 1995 compared to the $1,572,000 or 33.1%
decrease in the previous year. These changes in balances outstanding are net of charge-offs and principal reductions made during each respective year. Real estate mortgage loans increased from $21,795,000 at the end of 1994 to $24,216,000 at the end of 1995, an increase of $2,421,000 or 11.1%, because the Company sold a lower volume of mortgages in 1995 than it did in 1994. Because a major portion of the Company's loan demand came from residential mortgages and because the sale of the mortgages was not necessary for liquidity purposes, management decided not to sell new 15 year fixed rate mortgages, biweekly mortgages and adjustable rate mortgages. Conventional 30 year mortgages continue to be sold as they are closed. Installment loans increased as a result of increased demand in consumer installment loans and as a result of an increase in home equity loans, which increased from $4,531,000 at year-end 1994 to $7,190,000 at year-end 1995.

  The following table sets forth the composition of the Company's loan portfolio as of the dates indicated:

                                                   DECEMBER 31,
                                   --------------------------------------------
                                     1995     1994     1993     1992     1991
                                   -------- -------- -------- -------- --------
                                                  (IN THOUSANDS)
Commercial*....................... $ 58,274 $ 66,848 $ 80,829 $ 98,260 $134,919
Real estate--construction.........    4,300    3,171    4,743    8,274   13,603
Real estate--mortgage.............   24,216   21,795   13,658   14,400   21,167
Installment.......................   18,073   13,794   11,796   14,765   23,914
                                   -------- -------- -------- -------- --------
  Total........................... $104,863 $105,608 $111,026 $135,699 $193,603
                                   ======== ======== ======== ======== ========

--------
* Includes loans previously accounted for as insubstance foreclosures now included in non-accrual loans according to SFAS No. 114.

  The Company has not made loans to borrowers outside the United States. All references to loans of the Company are loans of NBSC (or Pocono, prior to April 1992). High Point is not a lender. The following table presents the percentage distribution of loans by category as of the dates indicated.

                                            DECEMBER 31,
                             --------------------------------------
                              1995    1994    1993    1992    1991
                             ------  ------  ------  ------  ------
Commercial.................   55.57%  63.30%  72.81%  72.41%  69.69%
Real estate--construction..    4.10%   3.00%   4.27%   6.10%   7.03%
Real estate--mortgage......   23.09%  20.64%  12.30%  10.61%  10.93%
Installment................   17.24%  13.06%  10.62%  10.88%  12.35%
                             ------  ------  ------  ------  ------
  Total....................  100.00% 100.00% 100.00% 100.00% 100.00%
                             ======  ======  ======  ======  ======

  The following table shows the maturity of loans in the specified categories of the Company's loan portfolio at December 31, 1995, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates.

                                                  AFTER ONE
                                          WITHIN  BUT WITHIN AFTER FIVE
                                         ONE YEAR FIVE YEARS   YEARS     TOTAL
                                         -------- ---------- ---------- -------
                                                     (IN THOUSANDS)
Types of Loans:
 Commercial............................. $21,644   $24,209    $12,421   $58,274
 Real Estate--construction..............   4,234         0         66     4,300
                                         -------   -------    -------   -------
  Total................................. $25,878   $24,209    $12,487   $62,574
                                         =======   =======    =======   =======
Amount of such loans with:
 Predetermined rates.................... $13,592   $12,809    $ 3,951   $30,352
 Floating or adjustable rates...........  12,286    11,400      8,536    32,222
                                         -------   -------    -------   -------
  Total................................. $25,878   $24,209    $12,487   $62,574
                                         =======   =======    =======   =======

  The Company's policy concerning rollovers of loans at maturity is to review each particular case and consider a rollover based upon the continued creditworthiness of the borrower. The table above shows maturities based upon the contract terms at year-end 1995 of loans in the categories indicated and does not reflect rollovers which may occur subsequently.

  The loan to deposit ratio at year-end 1995 was 58.8%, down from the 63.8% level at year-end 1994 and the 68.2% level at year-end 1993. This ratio is reviewed in relation to credit demand, deposit activity, local economic factors and the perceived credit risk within the loan portfolio.

  From time to time in the ordinary course of business, management may identify certain loans which it may sell to meet liquidity or other operational needs. At December 31, 1995 and 1994, management had designated loans with a face amount of approximately $621,000 and $429,000, respectively, as loans held for sale. The loans held for sale at year-end 1995 and 1994 had market values of $628,000 and $427,000, respectively. These were recorded at their aggregate market values, and as a result an unrealized gain of $7,000 was recorded on December 31, 1995 and an unrealized loss of $2,000 was recorded on December 31, 1994.

  Based on the Company's market area and the communities it serves, the majority of loans approved are for the purpose of acquiring and/or developing real estate. When proceeds may be used for other purposes, the loans primarily are secured by real estate. New commercial and real estate construction loans totaled $10.1 million during 1995 compared to levels of $4.3 million and $1.7 million in 1994 and 1993, respectively. As of year-end 1995, the percent of commercial and real estate construction loans was 60% of loans outstanding compared to 66% and 77% in 1994 and 1993, respectively. For further information regarding the percentage distribution of loans by collateral type and purpose, see Note 4 on page 41.

  The Company recorded $6.3 million in new real estate mortgage loans during 1995 compared to $9.1 million in 1994. During the course of 1995 $3.6 million in mortgage loans were sold compared to $6.2 million of mortgage loan sales in 1994. By year-end 1995 mortgage loans increased to 23.1% of total loans compared to the levels of 20.6% and 12.3% at year-end 1994 and 1993, respectively. The Company continues to maintain the servicing rights on mortgages that were sold in 1995. In any given year the level of loans sold into the secondary market may increase or decrease. The decision to increase or decrease the level of loans sold is a function of liquidity needs, interest rate risk management and demand in the market area for new mortgage loans. In order to support a level of demand greater than resources available, mortgage loans may be sold in order to generate funds to meet new mortgage demand. As of December 31, 1995, there were approximately $434,000 in mortgage loans which are held for sale. At December 31, 1995, $53.7 million in mortgage loans previously sold were being serviced compared to $56.6 million and $62.3 million at year-end 1994 and 1993, respectively. In addition to the mortgages held for sale, there were approximately $187,000 in student loans held for sale as of December 31, 1995, which the Company expects to sell in 1996 at their book value.

  The allowance for possible loan losses at year-end 1995 was $4,609,000, a decrease of $625,000 compared to the previous year-end. The allowance for possible loan losses represents 4.40% of total loans outstanding compared to the 4.96% and 4.88% levels at year-end 1994 and 1993, respectively. The level in the allowance at December 31, 1995 is based on management's evaluation of the underlying credit risk inherent in the total loan portfolio. Management reviews the loan portfolio and evaluates credit risk throughout the year.

  The following table provides a five-year analysis of changes in the allowance for possible loan losses:

                                                       DECEMBER 31,
                                           ------------------------------------
                                            1995   1994   1993   1992    1991
                                           ------ ------ ------ ------- -------
                                                      (IN THOUSANDS)
Allowance for possible loan losses:
 Beginning balance*....................... $5,234 $5,419 $6,066 $10,118 $ 6,605
 Loans charged off:*
  Commercial..............................  1,153  1,677  1,803   5,398   4,453
  Real estate--construction...............     86    254     17     250      --
  Real estate--mortgage...................    143    189     40     211      39
  Installment.............................     89    135    260     461     567
                                           ------ ------ ------ ------- -------
    Total loans charged off...............  1,471  2,255  2,120   6,320   5,059
                                           ------ ------ ------ ------- -------
 Recoveries:*
  Commercial..............................    560    636    886     602     710
  Real estate--construction...............      9     16     84      --      --
  Real estate--mortgage...................      3     27      1      56      --
  Installment.............................     49     64    166      96     101
                                           ------ ------ ------ ------- -------
    Total Recoveries......................    621    743  1,137     754     811
                                           ------ ------ ------ ------- -------
    Net charge-offs:......................    850  1,512    983   5,566   4,248
 Provision for possible loan losses
  charged to operations*..................    225  1,327    336   1,857   7,761
 Less: Reduction of allowance through sale
  of Pocono Bank                               --     --     --     343      --
                                           ------ ------ ------ ------- -------
 Ending balance........................... $4,609 $5,234 $5,419 $ 6,066 $10,118
                                           ====== ====== ====== ======= =======

--------
* Prior years balances, chargeoffs and provisions are adjusted for restatement of insubstance foreclosure reserves to the allowance for possible loan losses per the requirements of SFAS No 114.

  The following table presents an allocation of the allowance for possible loan losses as to indicated categories. The allocation is based upon management's review of the credit risk of the loans in the specific category as well as historical trends.

                                                       DECEMBER 31,
                                            -----------------------------------
                                             1995   1994   1993   1992   1991
                                            ------ ------ ------ ------ -------
                                                      (IN THOUSANDS)
Commercial................................. $4,318 $4,947 $4,832 $5,413 $ 9,505
Real estate--construction..................      4     81    319    252       2
Real estate--mortgage......................    192    129    107    146     236
Installment................................     95     77    161    255     375
                                            ------ ------ ------ ------ -------
  Total.................................... $4,609 $5,234 $5,419 $6,066 $10,118
                                            ====== ====== ====== ====== =======

  The determination of the appropriate level of the allowance for possible loan losses is based on management's evaluation of the risk characteristics of the loan portfolio under current economic conditions in the market area. In addition to analyzing the financial condition of each borrower, management also analyzes fair market value of collateral; industry trends; trends in loan losses, past due and delinquency levels, and other considerations which deserve recognition in estimating possible loan losses. Management also reviews the impact of the changing local economy as it pertains to the loan portfolio. Conditions such as the demand for residential construction and the changes in the employment rate in the Company's market area are considered, as are changes in national retail sales, leading economic indicators, predictions of slow growth and changes in unemployment levels.

  Total loans outstanding at year-end 1995 to finance real estate construction and land development were $7,468,000 compared to $6,653,000 a year ago. The Company does not normally finance, or participate in the financing of, large commercial real estate projects beyond the fringes of its market. There are currently $3,413,000 in commitments outstanding to finance real estate construction and land development loans. During 1995, 1994 and 1993 the following charge-offs were made that were directly related to real estate activities:

                                                             1995  1994   1993
                                                             ---- ------ ------
                                                               (IN THOUSANDS)
Type of loan charged off
 Land development/construction--residential................. $ 16 $  254 $   --
 Land development/construction--commercial..................   70     --    253
 Permanent commercial real estate loans.....................  721  1,139    956
                                                             ---- ------ ------
                                                             $807 $1,393 $1,209
                                                             ==== ====== ======

  Based on the continuing review of real estate construction loans, management expects some deterioration in the ability of some of the borrowers to repay these loans under existing loan agreements. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary.

  In 1995, net loans charged off (gross loans charged off less recoveries received on loans charged off in prior periods) amounted to $850,000, as compared with net charge-offs of $1,512,000 and $983,000 for the years 1994 and 1993, respectively (see Note 6). Net charge-offs as a percent of average loans outstanding were 0.82% for 1995 compared to the 1.37% and the 0.80% levels reported for 1994 and 1993, respectively.

NON-PERFORMING ASSETS

  Non-performing loans consist of (i) renegotiated loans, (ii) non-accrual loans, and (iii) loans which are contractually past due 90 days or more as to interest or principal but are well secured and in the process of collection or renewal in the normal course of business.

  NBSC ceases to accrue interest on commercial loans and real estate mortgage loans when principal or interest is in default for a period of 90 days or more, except where there exists sufficient collateral to cover the defaulted principal and interest payments and the loan is in the process of collection. Installment loans are generally charged off when principal and interest payments are four months in arrears. Interest which was previously accrued on non-accrual loans but not yet paid is then reversed and charged against earnings during the period in which the loan is placed in the non-accrual status, except where management has determined that such loans are adequately secured as to principal and interest. Interest earned thereafter is included in income only to the extent that it is received on a cash basis. Interest on renegotiated loans is only recognized in current income at the renegotiated rate and then only to the extent that such interest is deemed to be collectible.

  The following table details information concerning non-performing assets as of December 31 for all of the periods indicated.

                                                DECEMBER 31,
                                   -------------------------------------------
                                    1995     1994     1993     1992     1991
                                   -------  -------  -------  -------  -------
                                               (IN THOUSANDS)
Non-performing loans:
 Renegotiated loans..............  $ 1,532  $ 4,164  $ 2,894  $ 6,809  $ 7,998
 Loans past due over 90 days.....      156      289      184      355    3,935
 Loans on non-accrual*...........    5,744    8,435   16,229   20,750   23,418
                                   -------  -------  -------  -------  -------
TOTAL NON-PERFORMING LOANS.......    7,432   12,888   19,307   27,914   35,351
Other real estate, net*..........    2,741    3,946    3,876    2,371    2,245
                                   -------  -------  -------  -------  -------
TOTAL NON-PERFORMING ASSETS......  $10,173  $16,834  $23,183  $30,285  $37,596
                                   =======  =======  =======  =======  =======
Allowance for possible loan
 losses..........................  $ 4,609  $ 5,234  $ 5,419  $ 6,066  $10,118
                                   =======  =======  =======  =======  =======
Allowance for possible loan
 losses as a percent of:
  Total loans....................     4.40%    4.96%    4.88%    4.47%    5.23%
  Non-performing loans...........    62.02%   40.61%   28.07%   21.73%   28.62%
Non-performing loans as a percent
 of total loans..................     7.09%   12.20%   17.39%   20.57%   18.26%

--------
*Loans previously accounted for as insubstance foreclosure are now accounted for as non-accrual loans according to SFAS No. 114. See Note 4 on page 41 for more information.

  As the above table indicates, total non-performing loans decreased $5,456,000 or 42.3% in 1995. In addition to the decrease in non-performing loans, other real estate has decreased $1,205,000 or 30.5% during 1995 due to sales of properties, writedowns and charge-offs on other real estate in excess of foreclosures on real estate provided as collateral to secure loans. Thus, non-performing assets decreased $6,661,000 or 39.6% during 1995.

  Loans on non-accrual declined from $8,435,000 in 1994 to $5,744,000 in 1995, a decrease of $2,691,000, or 31.9%. At December 31, 1995, there were four credits in excess of $500,000 classified as non-accrual. In the aggregate, these four loans totaled $2,772,000 or 48.3% of total non-accrual loans. Of total non-accrual loans, $3,481,000 or 60.6% were primarily secured by commercial property and $1,012,000 or 17.6% were secured by residential first mortgages. The remaining $1,251,000 in non-accrual loans were secured by miscellaneous assets including but not limited to second mortgages on residential and commercial property and other assets.

  Renegotiated loans include those loans that are classified as "troubled debt restructurings" as defined by Statement of Accounting Standards Number 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." SFAS No. 114, "Accounting for Impairment of Loans," which supercedes SFAS No. 15, was implemented effective January 1, 1995. All loans renegotiated after December 31, 1994 are accounted for under the requirements of SFAS No. 114. As of December 31, 1995, $884,000 of restructured loans were accounted for under the requirements of SFAS No. 15 and $648,000 under the requirements of SFAS No. 114. For more information, see Note 4 on page 41. Renegotiated loans decreased from $4,164,000 at year-end 1994 to $1,532,000 at year-end 1995, a decrease of $2,632,000 or 63.2%. Substantially all of the decrease in renegotiated loans resulted from loans being returned to an accrual status. A loan is usually returned to an accrual status if the customer shows the ability to repay the debt under the terms of the renegotiation either by a period of performance or by financial statements or other evidence of ability to service the debt. With respect to the renegotiated loans, certain restructures provided for the forgiveness of a portion of the debt (principal and/or interest) based on specific performance standards or timeframes. Renegotiated interest rates are generally consistent with prevailing market rates for similar loans. However, reflective of current market conditions, extensions of time to make repayment or other similar concessions have been granted. All of the renegotiated loans were contractually current as of December 31, 1995.

  Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is a valid appraisal on file which conforms to regulatory guidelines. Upon transfer or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction of the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received and reviewed in accordance with regulatory guidelines. Based on this continuing review and results of updated appraisals as required, any further deterioration to market value is expensed to the net cost of operation of other real estate. For 1995, there were no charge-offs on other real estate; writedowns to expense were $331,000. Sales of other real estate were $2,589,000 while new additions were $1,715,000. Of the $2,741,000 in other real estate at December 31, 1995, there were no properties of which the value exceeded $1,000,000. The value of three properties exceeded $500,000. These properties had an aggregate carrying value of $1,892,000 and comprised 69.0% of other real estate. Commercial real estate comprises approximately 90% of other real estate.

  Non-performing loans as a percent of total loans outstanding decreased from 12.2% to 7.1% from year-end 1994 to year-end 1995. Although NBSC's non-performing assets have been reduced from $37.6 million at year end 1991 to $10.2 million at year-end 1995, the economic environment still remains uncertain. The impact of the prime rate increasing from 6% in early 1994 to 8.75% during 1995 increased the payment burden on borrowers with floating rate loans. However, during fourth quarter 1995, the prime rate was reduced to 8.50% and further reduced early in the first quarter of 1996. At year-end 1995, floating rate loans comprised 36% of the loan portfolio. At year-end the total of non-performing assets were deemed adequately secured and, where appropriate, reserves have been established in view of potential future deterioration in market conditions.

THE ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A PERCENT OF NON-PERFORMING LOANS

  Non-performing loans declined $5,456,000 from year-end 1994 to year-end 1995, which included charge-offs of $1,471,000 and loans reclassified to other real estate of $1,455,000. The allowance for possible loan losses as a percent of non-performing loans increased from 40.6% at year-end 1994 to 62.0% at year-end 1995. NBSC's ratio of the allowance for possible loan losses to non-performing loans as of December 31, 1995, although substantially higher than in prior years, continues to be lower than the regional and national peer statistics. However, when comparing peer averages, management believes that it is essential to consider potential differences in the procedures that each institution has in place to identify, monitor and account for potential credit losses in its loan portfolio. A higher ratio is not necessarily indicative of the adequacy of the allowance for possible loan losses. The predominant factor in determining the adequacy of such allowance is whether the relevant institution employs a comprehensive methodology to analyze the risk profile of its loan portfolio.

  NBSC performs the following procedures in order to evaluate the adequacy of the allowance for possible loan losses. First, NBSC conducts a loan-specific review each quarter. This review assesses the estimated future losses for every loan classified as non-performing, as well as performing loans which have been criticized (either internally or by NBSC's regulators) but which do not meet the requirements for non-performing loan status. Second, management monitors on a periodic basis the status of larger non-criticized credits for changes and developments that could affect future collectibility. Third, NBSC assesses the potential for loan losses in general reserve requirements based on historical and anticipated collection statistics. Incorporated into this loan review is the potential loan loss exposure on each significant credit considering the value of the underlying collateral and present and prospective economic conditions within the market area. This evaluation is an ongoing process which is performed at least on a quarterly basis. Part of management's evaluation includes identifying those loans where a probable loss exists and charging off the loans to the extent of the estimated losses. Trends in the industry, in the Company's non-performing loans and in the rate of charge-offs are also examined.

  Based on its evaluation, management believes that it has identified the risk in the loan portfolio and that the loan loss reserve is adequate on December 31, 1995. Based on this evaluation, management also believes that the allowance is adequate to absorb such additional losses as may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given year which could be substantial in relation to the size of the Company's allowance.

  Loans classified for regulatory purposes but not included as non-performing assets at December 31, 1995 include loans classified as "other assets especially mentioned" of $7,394,000 and "substandard" of $9,733,000. These loans as of December 31, 1995 are not past due in excess of 90 days. As part of management's evaluation of the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary.

  The risks and uncertainties in the financial industry are compounded by the dependence of the Company's financial statements on estimates of future circumstances, appraisals of collateral values in a soft real estate market, and evaluations of borrowers' ability to repay loans according to their terms. The possibility exists that changes in such estimates, appraisals and evaluations might be required quickly because of changing economic conditions and the economic prospects of NBSC's borrowers. These future changes could either positively or adversely impact the financial condition of the Company.

  Information with respect to the interest that would have accrued had the loans discussed above been current versus the interest income that was realized is discussed in Note 4 on page 41 in Notes to Consolidated Financial Statements contained in Item 8 of this 10-K.

  There were no loans at December 31, 1995, other than those included in the table on page 22 or which were classified as set forth above, where the Company was aware of any credit conditions of any borrower that would indicate a strong possibility that the borrower could not comply with the present terms and conditions of repayment and which would result in such loans being included as a non-accrual, past due or restructured loan at some future time.

  At December 31, 1995, there were no concentrations of loans exceeding 10% of total loans outstanding except as disclosed in Note 4 on page 41 in Notes to Consolidated Financial Statements contained in Item 8 of this 10-K. Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly affected by economic or other related influences.

SECURITIES PORTFOLIO

  The following table shows the carrying value of the Company's security portfolio as of the dates indicated. Securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discounts. Securities available for sale are stated at their fair value.

                                                             DECEMBER 31,
                                                        -----------------------
                                                         1995    1994    1993
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
U.S. treasury securities and obligations
 of U.S. government corporations and agencies:
 Held to Maturity...................................... $ 3,514 $13,168 $ 4,733
 Available for sale....................................  26,449  10,956   1,026
Obligations of states and political subdivisions:
 Held to Maturity......................................      --      --      --
 Available for sale....................................      --      --   1,002
Mortgage backed securities, agency issued:
 Held to Maturity......................................  11,878   9,393      --
 Available for sale....................................  19,011  14,899  30,069
Vanguard money market fund:
 Held to Maturity......................................      --      --      --
 Available for sale....................................   3,289   5,009   4,405
Other investments:
 Held to Maturity......................................      --      --     444
 Available for sale....................................     555     806     251
                                                        ------- ------- -------
Total securities....................................... $64,696 $54,231 $41,930
                                                        ======= ======= =======

  The following table shows the maturity and the weighted average yields for the Company's security portfolio at December 31, 1995. The securities are shown in their respective maturity categories based on contractual maturities rather than anticipated paydowns. The securities are shown at their amortized cost. Mortgage backed securities are shown within the one year category. Maturities could differ based on calls or prepayments.

                              WITHIN   AFTER ONE  AFTER FIVE
                                ONE    BUT WITHIN BUT WITHIN AFTER TEN
                               YEAR    FIVE YEARS TEN YEARS    YEARS    TOTAL
                              -------  ---------- ---------- --------- -------
                                          (DOLLARS IN THOUSANDS)
U.S. treasury securities and
 obligations of U.S. govern-
 ment corporations and
 agencies, available for
 sale
 Amount.....................  $ 9,553   $16,573      $ --       $--    $26,126
 Yield......................     5.66%     6.29%       --        --       6.06%
U.S. treasury securities and
 obligations of U.S. government
 corporations and agencies,
 held to maturity
 Amount.....................    1,007     2,007       500        --      3,514
 Yield......................     5.03%     6.77%     5.65%       --       6.11%
Mortgage backed securities,
 available for sale
 Amount.....................   19,094        --        --        --     19,094
 Yield......................     6.00%       --        --        --       6.00%
Mortgage backed securities,
 held to maturity
 Amount.....................   11,878        --        --        --     11,878
 Yield......................     6.65%       --        --        --       6.65%
Vanguard money market fund,
 available for sale
 Amount.....................    3,289        --        --        --      3,289
 Yield......................     5.30%       --        --        --       5.30%
Equity securities, available
 for sale
 Amount.....................      551        --        --        --        551
 Yield......................     5.62%       --        --        --       5.62%
                              -------   -------      ----       ---    -------
Total securities
 Amount.....................  $45,372   $18,580      $500       $--    $64,452
 Yield......................     6.02%     6.34%     5.65%       --       6.11%
                              =======   =======      ====       ===    =======

  In November 1995, the Financial Accounting Standards Board issued a special report--"A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This special report allowed a company to make a one time reclassification of securities within investment categories without tainting other securities remaining within the categories. In December 1995, the Company reclassified $18.7 million of securities previously classified as held to maturity to available for sale resulting in a mark to market adjustment of $168,000 which increased stockholders' equity of the Company.

LIQUIDITY

  Liquidity is a measure of the Company's ability to provide sufficient cash flow for current and future financial obligations and commitments on a timely basis. For the Company, liquidity could be defined as having the cash available at the subsidiary bank level to meet the borrowing and cash withdrawal requirements of customers, as well as for meeting the needs of current and planned expenditures. At the subsidiary bank level liquidity is typically provided by the funds received through customer deposits, investment sales and maturities, loan repayments, borrowings and from net income. As previously mentioned, the sale of loans is another source of liquidity at the subsidiary level. For the Company, liquidity goes beyond that typically related to banking operations. High Point's liquidity needs include sufficient cash flow to meet debt repayment requirements, debt interest payments and planned capital expenditures.

  During 1995, NBSC sold $3.6 million in new mortgage loans and $2.2 million of securities. At NBSC it is management's intent to fund loan demand with deposit growth, sales of securities and sales of mortgages. The sales of the securities in 1995 were to respond to changes in interest rate risk and prepayment risk. In 1995, deposits increased $12.8 million from year-end 1994 levels.

  To meet future operational needs, NBSC held at year-end 1995 $49.3 million of securities available for sale, $628,000 in loans available to be sold subsequent to year-end at a price approximately equal to book value, and $11.1 million in overnight funds. The liquidity levels at NBSC have been increased since March 31, 1991 after the loss of lines of credit at two correspondent banks. In 1995, NBSC established two lines of credit--one for $1.5 million and one for $2.0 million--with correspondent banks in consideration of which NBSC has agreed to pledge U.S. Treasury securities. NBSC also has an overnight repurchase agreement arrangement with a brokerage firm pursuant to which NBSC can pledge up to the amount of its remaining securities and borrow up to 97% of the amount pledged overnight. NBSC did not borrow against any of its lines of credit during 1995, 1994 or 1993. NBSC also did not have any brokered deposits during 1995, 1994, or 1993. The Company believes that the current level of liquidity at NBSC is sufficient to meet that bank's current and anticipated operational needs.

  At December 31, 1995, High Point had $13,000 in cash and $500,000 in overnight funds sold available to meet its liquidity needs. Additionally, High Point maintains an interest bearing escrow account at another bank with a balance of $125,000 at December 31, 1995. High Point's major cash flow requirements for 1996 are to meet the monthly principal, interest and fee payments totaling approximately $24,000 on the note payable secured by land. High Point also must pay the quarterly interest payments of $11,000 to the remaining holders of High Point's debentures. In addition to the debt requirements, High Point has legal fees, printing expenses, auditing fees and other miscellaneous fees to be paid throughout the year. The residual obligation, after scheduled principal payments, to the lending bank on High Point's note payable secured by the land held for sale of $1,122,000 is due in a final balloon payment on January 2, 1998. High Point plans to meet this obligation primarily through the disposition of land held for sale, although no assurance can be given in this regard. For further information, see Notes 14 and 18 on pages 51 and 54, respectively. Alternatively, High Point is reviewing other options that may become available as a source of funds to pay the balance of the Note Payable.

  Liquidity at the parent company level in the normal course of business is provided by dividend payments from its subsidiaries. High Point's only subsidiary is NBSC. As stipulated in the Consent Order between NBSC and the OCC, NBSC is precluded from paying dividends to High Point, and NBSC cannot anticipate when it will resume dividend payments to High Point. High Point suspended the payment of dividends to its shareholders in 1990, and under the terms of its written agreement with the FRB, is prohibited from paying dividends to its shareholders without prior approval by the FRB. High Point cannot anticipate when it will resume dividend payments. No dividends will be paid in 1996.

  High Point currently has three additional sources available to increase its liquidity. First, High Point can generate cash through its security portfolio. As of December 31, 1995, High Point has equity securities with a market value of $10,000 and a US Treasury security with a market value of $204,000. These securities are available for sale with the intent to continue to fund High Point's note payable escrow account as needed. Second, High Point has $380,000 in collateralized equity contracts that are due to convert to stock on March 1, 1996. The collateralized equity contract holders must fulfill their obligation by making a cash payment to convert their equity contracts to stock at a price of $19.17 per share (as adjusted for stock dividends and other events). An additional $401,000 in equity contracts collateralized by High Point's debentures also must convert to stock by March 1, 1996. The conversion can be paid by the surrender of debentures with a principal amount equal to the stock purchased. Therefore, the quarterly interest payments on the debentures of $11,000 are likely to decline after March 1, 1996. Third, there is a contract for sale on the 32 acres of the land held for sale. There is no assurance that this land sale will be consummated, and if the sale is consummated, it is possible that it may not close until January 1998. The remainder of the land continues to generate interest among potential buyers.

  High Point and NBSC are not dependent on any one customer segment to provide a source of deposits or dependent on any one customer or industry segment for loan production.

INTEREST RATE SENSITIVITY

  Closely related to the concept of liquidity is the management of interest earning assets and interest bearing liabilities, which focuses on maintaining stability in the net interest spread, an important factor in earnings growth and stability. Emphasis is placed on maintaining a controlled rate sensitivity position to avoid wide swings in spreads and minimize risk due to changes in interest rates.

  The following table sets forth the cumulative maturity distribution of the Company's interest earning assets and interest bearing liabilities as of December 31, 1995, the Company's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the Company's cumulative interest rate sensitivity gap, the Company's interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the Company's cumulative interest rate sensitivity gap ratio. For the purpose of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.

  Interest bearing and non-interest bearing demand accounts as well as savings accounts are reflected as maturing immediately. Loans held for sale and securities available for sale are reported within the one year time frame. Non-accrual loans are considered non-earning assets and are included in the "After 5 Years" column.

                                               MATURING OR REPRICING
                          ---------------------------------------------------------------
DECEMBER 31, 1995         WITHIN 1 YEAR AFTER 1 BUT WITHIN 5 YEARS AFTER 5 YEARS  TOTAL
-----------------         ------------- -------------------------- ------------- --------
                                                  (IN THOUSANDS)
Interest earning assets:
 Loans..................    $ 57,021             $23,431              $18,819    $ 99,271
 Loans held for sale....         628                  --                   --         628
 Investment securities..       1,007               6,175                8,210      15,392
 Federal funds sold.....      11,150                  --                   --      11,150
 Interest bearing
  deposits..............         125                  --                   --         125
 Securities available
  for sale..............      49,304                  --                   --      49,304
                            --------             -------              -------    --------
Total earning assets....     119,235              29,606               27,029     175,870
Non-earning assets......          --                  --               24,314      24,314
                            --------             -------              -------    --------
Total Assets............     119,235              29,606               51,343     200,184
                            --------             -------              -------    --------
Interest bearing
 liabilities:
Deposits:
 Interest bearing
  demand................      25,092                  --                   --      25,092
 Savings accounts.......      55,832                  --                   --      55,832
 Jumbo certificates.....       8,577                 592                  203       9,372
 Other time deposits....      32,448              15,150                2,097      49,695
                            --------             -------              -------    --------
  Total interest bearing
   deposits.............     121,949              15,742                2,300     139,991
                            --------             -------              -------    --------
Borrowings:
 Repurchase agreements..       2,959                  --                   --       2,959
 Mortgage payable.......       1,270                  --                   --       1,270
 ESOP debt..............          --                  --                   --          --
 Subordinated
  debentures............          --                 511                   --         511
                            --------             -------              -------    --------
  Total borrowings......       4,229                 511                   --       4,740
                            --------             -------              -------    --------
Non-interest bearing
 demand deposits........          --                  --               38,334      38,334
Other liabilities.......          --                  --                2,561       2,561
Stockholders' equity....          --                  --               14,558      14,558
                            --------             -------              -------    --------
Total liabilities and
 equity.................     126,178              16,253               57,753     200,184
                            --------             -------              -------    --------
Interest rate
 sensitivity gap........    $ (6,943)            $13,353              $(6,410)   $     --
                            ========             =======              =======    ========
Cumulative rate
 sensitivity gap........    $ (6,943)            $ 6,410              $    --    $     --
                            ========             =======              =======    ========
Interest rate
 sensitivity gap ratio..       94.50%             182.16%               88.90%         --
Cumulative interest rate
 sensitivity gap ratio..       94.50%             104.50%              100.00%         --

  As of December 31, 1995, the Company's rate sensitive liabilities exceed its rate sensitive assets by $6.9 million. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more rate sensitive assets repricing within a given time frame than rate sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability sensitive (meaning that is has more liabilities repricing in a given time frame than assets) and interest rates increase, the net interest margin should decrease. What traditional gap theory does not measure is that rates on various instruments do not always change by the same amounts. In addition, gap theory does not reflect the impact of changes in interest rates on loan prepayments or early withdrawals of CDs. Management carefully monitors interest rate risk by using simulation modeling under a variety of different scenarios to estimate interest rate sensitivity. Based on management's analysis of its interest rate sensitivity, if interest rates were to increase 1%, net interest income would increase $110,000. Conversely, if interest rates were to decrease, net interest income would decrease by the same amount.

CAPITAL RESOURCES

  Stockholders' equity increased $2.6 million or 21.7% during 1995 to $14,558,000 at December 31, 1995 compared to the increase in 1994 of $2.1 million or 20.9%, and the increase in 1993 of $310,000 or 3.2%. The change in stockholders' equity in each of the years is a function of the net income or net loss, the reduction of ESOP debt, conversion of Equity Contracts, the purchase of new shares, the impact of any net unrealized gains or losses in securities available for sale and the acquisition or sale of treasury stock (see Notes 12 and 15). During 1995, a final principal payment of $150,000 was made on the ESOP debt compared to payments of $171,000 and $140,000 for 1994 and 1993, respectively. For accounting purposes, the loan to the ESOP is reflected as a liability of the Company and a reduction of the Company's stockholders' equity. As principal is paid on the ESOP loan, corresponding amounts are credited to stockholders' equity (see Note 12). Unrealized gains on securities available for sale totaled $244,000 on December 31, 1995 compared to $1,496,000 of unrealized losses on December 31, 1994. For more information, see Note 3 on page 40. During 1994, High Point completed a successful offering to its shareholders and the public of 1,285,700 shares of its common stock for total proceeds of $4.5 million net of $109,000 in expenses. Also, in 1994, $100,000 of collateralized Equity Contracts were converted to stock. In comparison, in 1993, $35,000 of commonly registered Equity Contracts and Debentures were converted to stock.

  High Point has not paid a dividend on its Common Stock since 1990, and cannot anticipate when it will resume making dividend payments. NBSC is precluded from paying dividends to High Point by its formal agreement with the OCC. Similarly, High Point is precluded in its written agreement with the FRB from paying dividends to its shareholders without prior approval of the FRB. Neither NBSC or High Point will pay dividends in 1996.

  The Company's and NBSC's regulators have classified and defined bank holding company capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock, certain perpetual preferred stock and certain mandatory convertible securities, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock, and mandatory convertible securities which do not qualify for Tier I capital.

  The Company's and NBSC's regulators have implemented risk-based capital guidelines which require banks and bank holding companies to maintain certain minimum capital as a percent of such bank's and bank holding company's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). Banks and bank holding companies are required to maintain, at a minimum, Tier I capital as a percent of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percent of risk-adjusted assets of 8.0%. As of December 31, 1995, the Company's Tier I and combined Tier I and Tier II capital ratios were 13.20% and 14.96%, respectively, and NBSC's Tier I and combined Tier I and Tier II capital ratios were 12.34% and 13.63%, respectively.

  In addition to the risk-based guidelines discussed above, the Company's and NBSC's regulators require that banks and bank holding companies which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 3.0%. For those banks and bank holding companies with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio is proportionately increased. Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process. NBSC's regulator requires a minimum ratio of 6.0%. As of December 31, 1995, the Company has a leverage ratio of 7.10% and NBSC has a leverage ratio of 6.57%. For more information and information regarding the capital of NBSC, see Note 2 on page 38.

EFFECTS OF INFLATION

  The impact of inflation on banks and bank holding companies differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in connection with inflation. This is especially true for banks with a high percentage of rate-sensitive interest earning assets and interest bearing liabilities. A bank can reduce the impact of inflation if it can manage the rate sensitivity gap. Management of the Company monitors and seeks to mitigate the impact of interest rate changes by attempting to match the maturities of assets and liabilities to manage its gap, thus seeking to minimize the potential effects of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

  Statement of Financial Accounting Standards No. 122--"Accounting for Mortgage Servicing Rights" ("SFAS No. 122") was issued in May 1995 and must be adopted by the Company effective January 1, 1996. This statement requires that an institution recognize as a separate asset its right to service mortgage loans for others and to evaluate its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment would be recognized by establishing a valuation allowance. Management has evaluated its mortgage banking activities and does not believe that the implementation of SFAS No. 122 will have a material impact on the Company's financial condition and results of operations.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No 123") was issued in October 1995 and must be adopted by the Company effective January 1, 1996. SFAS No. 123, requires entities that have employee stock option plans to estimate the value of grants awarded to employees and disclose in a pro forma footnote the impact on the entities' earnings and earnings per share as if the estimated option value was expensed over the vesting period of the grants.

  The Company maintains two stock option plans and has granted to key employees options to buy 95,000 shares of stock at the current market value of $6.75 per share. For more information, see Note 10 on page 49. Since SFAS No. 123 only requires additional disclosure of the cost of stock options, implementation will not have a material impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of High Point Financial Corp.:

  We have audited the accompanying consolidated balance sheets of High Point Financial Corp.(a New Jersey corporation) and subsidiary (collectively "the Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As more fully described in Note 2 to the consolidated financial statements, the Company has entered into a Written Agreement dated October, 1992 with the Federal Reserve Bank of New York. The Company's subsidiary, The National Bank of Sussex County, has entered into a Consent Order in the form of a Formal Agreement dated November, 1991, with the Office of the Comptroller of the Currency.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of High Point Financial Corp. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

  As discussed in Note 7, effective January 1, 1995, the Company changed its method for accounting for long lived assets to be disposed of.

/s/ Arthur Andersen LLP
Roseland, New Jersey
January 19, 1996

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               DECEMBER 31,
                                                             ------------------
ASSETS                                                         1995      1994
------                                                       --------  --------
Cash and due from banks (Notes 1 and 11).................... $ 11,290  $  9,818
Federal funds sold (Note 1).................................   11,150     7,300
                                                             --------  --------
  Total cash and cash equivalents...........................   22,440    17,118
Interest bearing deposits with banks........................      125       124
Securities (Notes 1 and 3):
 Available for sale, at fair value..........................   49,304    31,670
 Held to maturity, at cost (market value of $15,483 in 1995
  and $21,593 in 1994)......................................   15,392    22,561
                                                             --------  --------
  Total securities..........................................   64,696    54,231
Loans held for sale.........................................      628       427
Loans (Notes 1, 4 and 6)....................................  104,863   105,608
 Less: Unearned income......................................       30        52
   Allowance for possible loan losses (Notes 1 and 6).......    4,609     5,234
                                                             --------  --------
  Net loans.................................................  100,224   100,322
Land held for sale (Notes 1, 7 and 14)......................    2,135     2,534
Premises and equipment--net (Notes 1 and 7).................    2,692     2,865
Accrued interest receivable.................................    1,388     1,217
Other real estate, net (Notes 1 and 5)......................    2,741     3,946
Other assets................................................    3,115     1,857
                                                             --------  --------
  TOTAL ASSETS.............................................. $200,184  $184,641
                                                             ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits (Note 13):
 Transaction accounts:
  Interest bearing.......................................... $ 25,092  $ 25,197
  Non-interest bearing......................................   38,334    34,778
 Savings accounts...........................................   55,832    53,672
 Time accounts (includes CDs $100 or over of $9,372
  and $6,995 in 1995 and 1994, respectively)................   59,067    51,925
                                                             --------  --------
  Total deposits............................................  178,325   165,572
Securities sold under agreements to repurchase..............    2,959     2,621
Accrued expenses and other liabilities......................    2,561     2,343
Note payable (Note 14)......................................    1,270     1,482
Redeemable subordinated debentures, 8.5% due March 1, 1997
 (Note 15)..................................................      511       510
Employee Stock Ownership Plan (ESOP) debt (Note 12).........       --       150
                                                             --------  --------
  Total liabilities.........................................  185,626   172,678
                                                             --------  --------
Commitments and contingencies (Notes 2, 9 and 11)
Stockholders' equity (Notes 1, 10, 12 and 14):
 Preferred stock, authorized 1,000,000 shares, no shares
  issued....................................................       --        --
 Common stock, no par value; stated value $5 per share;
  authorized
  5,000,000 shares, issued 3,745,760 shares in 1995 and
  1994......................................................   18,729    18,729
 Additional Paid-in-Capital.................................    5,214     5,214
 Accumulated Deficit........................................   (9,629)  (10,334)
 Common stock acquired by ESOP (Note 12)....................       --      (150)
 Unrealized gain (loss) on securities available for sale
  (Notes 1 and 3)...........................................      244    (1,496)
                                                             --------  --------
  Total stockholders' equity................................   14,558    11,963
                                                             --------  --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................ $200,184  $184,641
                                                             ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
INTEREST INCOME
Interest income and fees on loans (Note 1).......  $  9,354  $  9,190  $ 10,535
Interest on securities:
 Taxable interest income.........................     3,620     2,448     1,691
 Non-taxable interest income.....................        --        20         4
Interest on deposits with banks..................         2         2         9
Interest on federal funds sold...................       677       357       252
                                                   --------  --------  --------
  TOTAL INTEREST INCOME..........................    13,653    12,017    12,491
                                                   --------  --------  --------
INTEREST EXPENSE
Interest on deposits.............................     5,240     4,166     4,604
Interest on other borrowed money.................       129        60        32
Interest on long-term debt.......................        44        44        45
Interest on note payable (Note 14)...............       137       222       271
                                                   --------  --------  --------
  TOTAL INTEREST EXPENSE.........................     5,550     4,492     4,952
                                                   --------  --------  --------
NET INTEREST INCOME..............................     8,103     7,525     7,539
Less: Provision for possible loan losses (Notes 1
 and 6)..........................................       225     1,327       336
                                                   --------  --------  --------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES........................     7,878     6,198     7,203
                                                   --------  --------  --------
NON-INTEREST INCOME
Service charges on deposit accounts..............     1,341     1,456     1,532
Commissions and fees.............................       708       757       893
Unrealized gain on securities available for
 sale............................................        --        --       433
Gain (loss) on the sales of securities available
 for sale (Note 3)...............................        14      (262)       (8)
Gain (loss) on the sales of loans................        39       (27)      110
Gain on sale of bank premises (Note 7)...........       148       141        79
Gain on sale of land held for sale (Note 7)......        --        --       306
Other income.....................................       170       155       148
                                                   --------  --------  --------
  TOTAL NON-INTEREST INCOME......................     2,420     2,220     3,493
                                                   --------  --------  --------
NON-INTEREST EXPENSE
Salaries and employee benefits (Notes 9 and 12)..     4,623     4,518     4,548
Net occupancy expense (Notes 7 and 11)...........       966       917       909
Equipment expense (Note 7).......................       539       570       603
Net cost of operation of other real estate (Notes
 1 and 5)........................................       663       663       840
Other expenses (Notes 7 and 17)..................     2,681     2,962     3,673
                                                   --------  --------  --------
  TOTAL NON-INTEREST EXPENSE.....................     9,472     9,630    10,573
                                                   --------  --------  --------
Income (loss) before benefit for income taxes and
 cumulative effect for change in accounting
 principle.......................................       826    (1,212)      123
Benefit for income taxes (Notes 1 and 8).........      (249)      (97)      (31)
                                                   --------  --------  --------
Income (loss) before cumulative effect for change
 in accounting principle.........................     1,075    (1,115)      154
Cumulative effect of change in accounting
 principle.......................................      (370)      --        --
                                                   --------  --------  --------
NET INCOME (LOSS)................................  $    705  $ (1,115) $    154
                                                   ========  ========  ========
Net income (loss) per common share and common
 share equivalents before cumulative effect for
 change in accounting principle (Note 7).........  $   0.29  $  (0.36) $   0.06
Cumulative effect per share for change in
 accounting principle............................     (0.10)     0.00      0.00
                                                   --------  --------  --------
NET INCOME (LOSS) PER COMMON SHARE AND
 COMMON SHARE EQUIVALENTS (Note 1)...............  $   0.19  $  (0.36) $   0.06
                                                   ========  ========  ========
WEIGHTED AVERAGE COMMON SHARE AND
 COMMON SHARE EQUIVALENTS (Note 1)...............     3,746     3,066     2,438
                                                   ========  ========  ========

  The accompanying notes to consolidated financial statements are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                          UNREALIZED
                                                                             GAINS
                                                         COMMON           (LOSSES) ON
                                 ADDITIONAL              STOCK            SECURITIES
                         COMMON   PAID-IN-  ACCUMULATED ACQUIRED TREASURY  AVAILABLE
                          STOCK   CAPITAL     DEFICIT   BY ESOP   STOCK    FOR SALE    TOTAL
                         ------- ---------- ----------- -------- -------- ----------- -------
BALANCE DECEMBER 31,
 1992................... $12,187   $7,229     $(9,367)   $(461)    $(6)          --   $ 9,582
 Net Income--1993.......      --       --         154       --      --           --       154
 Issuance of stock under
  Dividend Reinvestment
  and Common Stock
  Purchase Plan.........      --       --          (6)      --       6           --        --
 Principal payment on
  ESOP debt.............      --       --          --      140      --           --       140
 Exercise of equity
  contracts.............       8       28          --       --      --           --        36
 Unrealized losses on
  securities
  available for sale....      --       --          --       --      --          (20)      (20)
                         -------   ------     -------    -----     ---      -------   -------
BALANCE DECEMBER 31,
 1993...................  12,195    7,257      (9,219)    (321)     --          (20)    9,892
 Net Loss--1994.........      --       --      (1,115)      --      --           --    (1,115)
 Proceeds from stock
  offering, net of
  expenses of $109......   6,429   (2,038)         --       --      --           --     4,391
 Principal payment on
  ESOP debt.............      --       --          --      171      --           --       171
 Exercise of equity
  contracts.............     105       (5)         --       --      --           --       100
 Unrealized losses on
  securities
  available for sale....      --       --          --       --      --       (1,476)   (1,476)
                         -------   ------     -------    -----     ---      -------   -------
BALANCE DECEMBER 31,
 1994...................  18,729    5,214     (10,334)    (150)     --       (1,496)   11,963
 Net Income--1995.......      --       --         705       --      --           --       705
 Principal payment on
  ESOP debt.............      --       --          --      150      --           --       150
 Unrealized gains on
  securities
  available for sale....      --       --          --       --      --        1,740     1,740
                         -------   ------     -------    -----     ---      -------   -------
BALANCE DECEMBER 31,
 1995................... $18,729   $5,214     $(9,629)   $  --     $--      $   244   $14,558
                         =======   ======     =======    =====     ===      =======   =======


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
OPERATING ACTIVITIES
Net income (loss)................................ $    705  $ (1,115) $    154
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
 Depreciation and amortization...................      422       403       513
 Amortization of securities premium, net.........      113       274       446
 Net cash paid related to discount (premium) on
  matured securities.............................       46        --       (82)
 Deferred income tax benefit.....................     (265)       --        --
 Loan fees amortized, net........................      (22)      (41)     (135)
 Provision for possible loan losses..............      225     1,327       336
 Provision for allowance for other real estate...      137       680       234
 Refundable income taxes received................       --        --     2,552
 (Gain) loss on sale of securities...............      (14)      262         8
 Unrealized gain on securities available for
  sale...........................................       --        --      (433)
 Unrealized loss on land held for sale...........      399        --        --
 Gain on sale of land held for sale..............       --        --      (306)
 Gain on sale of premises and equipment..........     (148)     (141)      (79)
 (Increase) decrease in accrued interest
  receivable and other assets....................      (96)      529     1,468
 Increase in accrued expenses and other
  liabilities....................................      363       186        49
                                                  --------  --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES........    1,865     2,364     4,725
                                                  --------  --------  --------
INVESTING ACTIVITIES
 Proceeds from sale of available for sale
  securities.....................................    2,244     8,710    15,749
 Proceeds from maturity of securities:
  Available for sale.............................    5,620     4,812     7,951
  Held for maturity..............................    2,019     1,723        --
 Purchase of securities:
  Available for sale.............................   (5,305)  (15,806)  (25,305)
  Held for maturity..............................  (13,448)  (13,750)   (4,763)
 Net (increase) decrease of interest bearing
  deposits with banks............................       (1)      141       418
 Net (increase) decrease in loans................     (306)    7,898    21,431
 Capital expenditures............................     (260)     (258)     (356)
 Proceeds from sale of land held for sale........       --        --     1,012
 Proceeds from sale of premises and equipment....       15         1       290
                                                  --------  --------  --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES......................................   (9,422)   (6,529)   16,427
                                                  --------  --------  --------
FINANCING ACTIVITIES
 Net increase (decrease) in deposits.............   12,753     2,784   (21,154)
 Increase (decrease) in securities sold under
  agreements to repurchase.......................      338      (454)    2,265
 Net proceeds from stock offering................       --     4,391        --
 Repayments of long-term debt principal..........     (212)     (891)     (757)
 Proceeds from conversion of equity contracts....       --       100        --
 Other...........................................       --        --         2
                                                  --------  --------  --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES......................................   12,879     5,930   (19,644)
                                                  --------  --------  --------
Net increase in cash and cash equivalents........    5,322     1,765     1,508
Cash and cash equivalents, beginning of year.....   17,118    15,353    13,845
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR........... $ 22,440  $ 17,118  $ 15,353
                                                  ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 INTEREST PAID................................... $  5,391  $  4,627  $  5,114
 INCOME TAXES PAID (REFUNDED).................... $      5  $   (108) $ (2,532)

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The following are the significant accounting policies of High Point Financial Corp. ("High Point") and its subsidiary (collectively the "Company").

  NATURE OF OPERATIONS High Point is the parent company of The National Bank of Sussex County ("NBSC"). NBSC's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). NBSC has nine branches, an operations center, a human resources office and an administration center, all within Sussex County, New Jersey. NBSC is a full service commercial bank providing a wide range of services to individuals and small to medium-sized businesses in its northwestern New Jersey market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. NBSC offers annuities to its customers, and through a third party lease arrangement with Link Investment Services, Inc. provides full securities brokerage services including mutual funds and variable annuities.

  USE OF ESTIMATES The accompanying consolidated financial statements, which are prepared in accordance with generally accepted accounting principles, require the use of management estimates. The most significant estimates with regard to these financial statements relate to the allowance for possible loan losses as discussed in Notes 1 and 6, the deferred tax valuation allowance as discussed in Note 8 and the fair value of financial instruments discussed in Notes 1 and 16. Actual results may differ from those assumed in management's estimates.

  PRINCIPLES OF CONSOLIDATION The consolidated financial statements of High Point include all of the accounts of the parent company and its subsidiary, NBSC. All intercompany transactions and balances have been eliminated.

  SECURITIES The Company classifies its investment securities into three categories, as follows: (1) held for investment purposes (held to maturity),
(2) available for sale, and (3) held for trading purposes.

  Securities which the Company has the ability and intent to hold until maturity are classified as held to maturity. These securities are carried at cost adjusted for amortization of premiums and accretion of discounts on a straight line basis which is not materially different from the interest method.

  Securities which are held for an indefinite period of time which management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between an investment's amortized cost and fair value is charged/credited directly to stockholders' equity. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of securities are recognized in the income statement upon sales.

  The Company has no securities held for trading purposes at December 31, 1995 or 1994.

  LOANS Loans are stated at the principal amount outstanding. Interest income on loans is credited to income as earned. Loans are placed on a non-accrual basis generally when they become past due 90 days or more and doubt exists as to the ultimate collection of principal or interest. The net amount of all loan origination fees, direct loan origination costs and loan commitment fees are deferred and recognized over the estimated life of the related loans as an adjustment of yield. Loans held for sale are carried at the lower of their aggregate cost or fair market value.

  ALLOWANCE FOR POSSIBLE LOAN LOSSES The allowance for possible loan losses represents management's estimate of the amount adequate to provide for potential future losses which may be incurred on loans currently outstanding. The provision for possible loan losses is charged to operations and serves to increase the allowance to a level which management deems adequate. Management determines the adequacy of the allowance on a monthly basis based upon appraised collateral values, financial condition of borrowers, industry experience, current and anticipated economic conditions, changes in the composition of the loan portfolio and such other factors which are relevant to the collectibility of the loans. The region in which NBSC operates had been affected by depressed real estate values and a general downturn in economic conditions. Further deterioration or changes in the economy effecting the region in which NBSC operates may effect the final outcome of collection of certain of NBSC's loans and non-performing assets.

  PREMISES AND EQUIPMENT Land is carried at cost, and premises and equipment are stated at cost less accumulated depreciation based upon estimated useful lives (ten to forty years for premises and three to thirty years for equipment), calculated by using the straight-line method. Leasehold improvements are amortized over the terms of the leases. In addition, land which is held for sale is carried at the lower of its historical acquisition cost or net realizable value.

  OTHER REAL ESTATE Other real estate includes loan collateral that has been formally repossessed. All amounts have been transferred into and carried in other real estate at the lower of carrying value or fair market value less estimated costs to sell. When a property is acquired through foreclosure the excess of the carrying amount over fair value and estimated costs to sell is charged to the allowance for possible loan losses. Subsequently, an allowance for other real estate is established to maintain these properties at the lower of cost or fair value less estimated costs to sell. The allowance is established through charges to net cost of operation of other real estate. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve.

  INCOME TAXES The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

  RETIREMENT PLAN The Company has a non-contributory retirement plan covering substantially all employees. Effective December 31, 1993, the plan was amended to terminate the accumulation of additional benefits for future service, and effective May 31, 1995, the Company elected to terminate and liquidate the plan, which is anticipated to occur in the second or third quarter of 1996.

  NET INCOME (LOSS) PER SHARE Income (loss) per share is calculated based on the weighted average number of common shares and common share equivalents outstanding during each year. Shares issuable under the cancelable mandatory stock purchase contracts are considered common share equivalents for the purpose of per share data but have been excluded from the computations since their net effect is immaterial.

  STATEMENT OF CASH FLOWS For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, non-interest bearing amounts due from banks and federal funds sold. Generally, federal funds sold are for a one-day maturity.

  FAIR VALUE OF FINANCIAL INSTRUMENTS Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires that the Company disclose estimated fair values for its financial instruments. The recorded value for cash and due from banks, federal funds sold and purchased, interest bearing deposits with banks and securities sold under agreements to repurchase approximate fair value because they mature in less than one year and do not present unanticipated credit risks. The fair value and the methodology of estimating fair value of the other financial instruments for the Company is disclosed in the related Notes to the Consolidated Financial Statements below. A summary of carrying values and fair values of financial instruments is presented in Note 16 on page 53.

  Fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of NBSC's financial instruments, fair value estimates are based on judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the assessments.

  PROSPECTIVE CHANGES IN ACCOUNTING POLICIES Statement of Financial Accounting Standards No. 122--"Accounting for Mortgage Servicing Rights" ("SFAS No. 122") was issued in May 1995 and must be adopted by the Company effective January 1, 1996. This statement requires that an institution recognize as a separate asset its right to service mortgage loans for others and to evaluate its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment would be recognized by establishing a valuation allowance. Management has evaluated its mortgage banking activities and does not believe that the implementation of SFAS No. 122 will have a material impact on the Company's financial condition and results of operations.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued in October 1995 and must be adopted by the Company effective January 1, 1996. SFAS No. 123, requires entities that have employee stock option plans to estimate the value of grants awarded to employees and disclose in a pro forma footnote the impact on the entities' earnings and earnings per share as if the estimated option value were expensed over the vesting period of the grants.

  The Company maintains two stock option plans and has granted to key employees options to buy 95,000 shares of stock at the current market value of $6.75 per share. For more information, see Note 10 on page 49. Since SFAS No. 123 only requires additional disclosure of the cost of stock options, implementation will not have a material impact on the Company's results of operations.

2 CURRENT OPERATING ENVIRONMENT AND REGULATORY MATTERS

  A substantial portion of NBSC's loan portfolio and underlying real estate collateral is located in areas adversely affected by the deterioration in the real estate industry. The economic environment and general market conditions in these areas have resulted in certain borrowers not being able to meet their obligations to NBSC. Accordingly, this has resulted in NBSC experiencing increased levels of non-accrual and non-performing loans and real estate obtained or anticipated to be obtained through foreclosure. As a result, NBSC has recorded substantial provisions for possible loan losses from 1990 through 1994. In addition, the increase in the level of non-performing assets has decreased the amount of interest income earned and increased the level of professional and other costs associated with loan collection efforts. Although NBSC's non-performing assets have substantially declined from $37.6 million at year-end 1991 to $10.2 million at year-end 1995, the local economic environment still remains uncertain. NBSC has recorded additional provisions for possible loan and other real estate losses throughout 1995 aggregating approximately $400,000.

  In November, 1991, as a result of a regulatory examination, NBSC entered into a Consent Order in the form of a Formal Agreement with the Office of the Comptroller of the Currency (the "OCC"). The Consent Order requires that NBSC increase the level of its capital and submit a capital plan, enhance its lending, loan review and asset/liability management policies and procedures. In addition, NBSC is restricted from paying dividends to High Point without prior approval from the OCC and until NBSC is in compliance with certain other regulatory guidelines.

  In June, 1995, an OCC examination indicated that NBSC was in substantial compliance with the requirements of the Formal Agreement including its leverage ratio requirement which was achieved after a capital infusion of $2.4 million by High Point made on June 24, 1994. The regulators have indicated that NBSC must continue to reduce the level of criticized loans and non-performing assets in order to achieve complete compliance.

  In addition, High Point entered into a written agreement with its primary regulator, the Federal Reserve Bank of New York ("FRB") in October 1992. This agreement required, among other things, that High Point submit an operating plan, a debt servicing plan and a capital plan designed to improve the earnings of the Company and achieve and maintain an adequate capital position at the Company and at NBSC. High Point is restricted from incurring any debt or renewing or modifying any existing debt agreement without prior approval of the FRB. The agreement also restricts the payment of any dividends and the payment of any operating expenses (other than routine expenses) in excess of $10,000 to any one entity in any one month without prior approval of the FRB.

  NBSC's regulators have classified and defined bank capital into the following components: (1) Tier I capital which includes tangible stockholders' equity for common stock and certain perpetual preferred stock and (2) Tier II capital which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital.

  NBSC's regulators have implemented risk-based capital guidelines which require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). The regulatory minimum Tier I and combined Tier I and II capital ratios are 4.0% and 8.0%, respectively. In addition to the risk-based capital requirements, a bank is also required by its regulators to maintain a certain level of Tier I capital as a percent of tangible assets (leverage ratio).

  The following table reflects NBSC's capital ratios as of December 31, 1995:

                                        NBSC CAPITAL RATIOS  REQUIRED REGULATORY
                                        AT DECEMBER 31, 1995   CAPITAL RATIOS
                                        -------------------- -------------------
Risk-based Capital Ratios
  Tier I Capital.......................        12.34%                4.0%
  Combined Tier I and II Capital.......        13.63%                8.0%
Leverage Ratio.........................         6.57%               6.00%*

--------
* Pursuant to the Consent Order, NBSC must achieve and maintain a 6% minimum leverage ratio.

  The Company and NBSC may be subject to possible regulatory actions should they be unable to maintain their required regulatory capital levels and meet all other requirements. The financial impact, if any, of regulatory actions that may result from not maintaining required regulatory capital levels or meeting all other requirements is not known. The accompanying consolidated financial statements do not include any adjustments that may result from actions that may be taken by regulatory authorities should High Point or NBSC be unable to continue to meet all the regulatory requirements.

3 SECURITIES

  Information relative to the Company's securities portfolio is as follows:

                                      DECEMBER 31, 1995                         DECEMBER 31, 1994
                          ----------------------------------------- -----------------------------------------
                                      GROSS      GROSS    ESTIMATED             GROSS      GROSS    ESTIMATED
                          AMORTIZED UNREALIZED UNREALIZED  MARKET   AMORTIZED UNREALIZED UNREALIZED  MARKET
                            COST      GAINS      LOSSES     VALUE     COST      GAINS      LOSSES     VALUE
                          --------- ---------- ---------- --------- --------- ---------- ---------- ---------
                                                            (IN THOUSANDS)
AVAILABLE FOR SALE
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies:             $26,126     $352      $ (29)    $26,449   $11,105     $ --     $  (149)   $10,956
Mortgage backed
 securities:
 U.S. agency issued.....    19,094       53       (136)     19,011    16,173       --      (1,274)    14,899
Other investments:
 Federal Reserve Bank
  Stock.................       516       --         --         516       516       --          --        516
 Vanguard money market
  fund..................     3,289       --         --       3,289     5,009       --          --      5,009
 Marketable equity
  securities............        35        4         --          39       248       42          --        290
                           -------     ----      -----     -------   -------     ----     -------    -------
Securities available for
 sale...................   $49,060     $409      $(165)    $49,304   $33,051     $ 42     $(1,423)   $31,670
                           =======     ====      =====     =======   =======     ====     =======    =======
                                      DECEMBER 31, 1995                         DECEMBER 31, 1994
                          ----------------------------------------- -----------------------------------------
                                      GROSS      GROSS    ESTIMATED             GROSS      GROSS    ESTIMATED
                          AMORTIZED UNREALIZED UNREALIZED  MARKET   AMORTIZED UNREALIZED UNREALIZED  MARKET
                            COST      GAINS      LOSSES     VALUE     COST      GAINS      LOSSES     VALUE
                          --------- ---------- ---------- --------- --------- ---------- ---------- ---------
                                                            (IN THOUSANDS)
HELD TO MATURITY
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies:             $ 3,514     $ 35      $  (7)    $ 3,542   $13,168     $ --       $(535)   $12,633
Mortgage backed
 securities:
 U.S. agency issued.....    11,878       85        (22)     11,941     9,393       --        (433)     8,960
                           -------     ----      -----     -------   -------     ----     -------    -------
Securities held to
 maturity...............   $15,392     $120      $ (29)    $15,483   $22,561     $ --       $(968)   $21,593
                           =======     ====      =====     =======   =======     ====     =======    =======

  The amortized cost and estimated market value of securities at December 31, 1995 and 1994 are shown below. The Vanguard money market fund is backed by US Treasury notes and is used to secure overnight repurchase agreements. Since it has a one business day maturity, its carrying value approximates market value. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations without call or prepayment penalties.

                                     DECEMBER 31, 1995   DECEMBER 31, 1994
                                    ------------------- -------------------
                                              ESTIMATED           ESTIMATED
                                    AMORTIZED  MARKET   AMORTIZED  MARKET
                                      COST      VALUE     COST      VALUE
                                    --------- --------- --------- ---------
                                                (IN THOUSANDS)
AVAILABLE FOR SALE
Due in one year or less...........   $ 9,553   $ 9,575   $ 3,959   $ 3,926
Due after one year through five
 years............................    16,573    16,874     7,146     7,030
                                     -------   -------   -------   -------
                                      26,126    26,449    11,105    10,956
Mortgage backed securities........    19,094    19,011    16,173    14,899
Other investments.................     3,840     3,844     5,773     5,815
                                     -------   -------   -------   -------
Securities available for sale.....   $49,060   $49,304   $33,051   $31,670
                                     =======   =======   =======   =======
                                     DECEMBER 31, 1995   DECEMBER 31, 1994
                                    ------------------- -------------------
                                              ESTIMATED           ESTIMATED
                                    AMORTIZED  MARKET   AMORTIZED  MARKET
                                      COST      VALUE     COST      VALUE
                                    --------- --------- --------- ---------
                                                (IN THOUSANDS)
HELD TO MATURITY
Due in one year or less...........   $ 1,007   $ 1,005        --        --
Due after one year through five
 years............................     2,007     2,039   $13,168   $12,633
Due after five years but within 10
 years............................       500       498        --        --
                                     -------   -------   -------   -------
                                       3,514     3,542    13,168    12,633
Mortgage backed securities........    11,878    11,941     9,393     8,960
                                     -------   -------   -------   -------
Securities held to maturity.......   $15,392   $15,483   $22,561   $21,593
                                     =======   =======   =======   =======

  Proceeds from sales of securities available for sale during 1995 were $2,244,000 resulting in gross gains of $73,000 and gross losses of $59,000. In 1994, proceeds from sales in securities were $8,710,000 resulting in no gains and gross losses of $262,000.

  Securities with a book value of $7,708,000 and $7,625,000 at December 31, 1995 and 1994, respectively, are pledged to secure public funds, repurchase agreements and for other purposes required by law. Certain of these securities are available for sale and if sold will be replaced by similar securities acceptable for pledging purposes.

  In November 1995, the Financial Accounting Standards Board issued a special report--"A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This special report allowed a company to make a one time reclassification of securities within investment categories without tainting other securities remaining within the categories. In December 1995, the Company reclassified $18.7 million of securities previously classified as held to maturity to available for sale resulting in a mark to market adjustment of $168,000 which increased stockholders' equity of the Company.

4 LOANS

  A summary of loans, as reflected in the consolidated balance sheets, is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
Commercial................................................... $ 58,274 $ 66,848
Real estate-construction.....................................    4,300    3,171
Real estate-mortgage.........................................   24,216   21,795
Installment..................................................   18,073   13,794
                                                              -------- --------
  Total loans................................................ $104,863 $105,608
                                                              ======== ========

  The following table presents the percentage distribution of loans for the following categories:

                                                               DECEMBER 31,
                                                               --------------
                                                                1995    1994
                                                               ------  ------
Construction and land development loans.......................   7.12%   6.36%
Loans secured by 1-4 family residential properties............  44.88%  41.25%
Loans secured by nonfarm nonresidential properties............  37.98%  41.00%
Commercial and industrial loans...............................   6.46%   8.41%
Loans to individuals for household, family and other personal
 expenditures.................................................   3.39%   2.90%
Other loans...................................................   0.17%   0.08%
                                                               ------  ------
  Total loan distribution..................................... 100.00% 100.00%
                                                               ======  ======

  The aggregate extension of credit, in the ordinary course of business, to directors, principal officers and their associates as of December 31, 1995 and 1994, amounted to $2,190,000 and $2,525,000, respectively. During 1995,
$1,569,000 of new loans were made and $1,904,000 were repaid in the normal course of business. As of December 31, 1995, no loans to directors, principal officers and their associates are renegotiated, past due or on non-accrual status.

  The following table details information concerning non-performing loans as of December 31 for 1995 and 1994.

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1995   1994
                                                                 ------ -------
                                                                 (IN THOUSANDS)
Non-performing loans:
 Renegotiated loans............................................. $1,532 $ 4,164
 Loans past due over 90 days....................................    156     289
 Loans on non-accrual...........................................  5,744   8,435
                                                                 ------ -------
  Total non-performing loans.................................... $7,432 $12,888
                                                                 ====== =======

  Interest income that would have accrued had the loans been current totaled $847,000, $1,450,000 and $2,133,000, while the actual amount recognized as income was $365,000, $447,000 and $400,000 for the years ended December 31, 1995, 1994, and 1993, respectively. At December 31, 1995, there were aggregate commitments to lend up to $90,000 to customers whose loans were renegotiated.

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

  NBSC had previously estimated the allowance for possible loan losses using methods similar to those prescribed in SFAS No. 114. Adoption of these statements did not require any additional provision for possible loan losses as of January 1, 1995.

  As of December 31, 1995, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                             DECEMBER 31, 1995
                                                            --------------------
                                                             RECORDED  VALUATION
                                                            INVESTMENT ALLOWANCE
                                                            ---------- ---------
                                                               (IN THOUSANDS)
Impaired loans:
 Valuation allowance required..............................   $5,195    $1,375
 No valuation allowance required...........................       --        --
                                                              ------    ------
  Total impaired Loans.....................................   $5,195    $1,375
                                                              ======    ======

  This valuation allowance is included in the allowance for loan losses on the balance sheet.

  The average recorded investment in impaired loans for the year ended December 31, 1995 was $5,408,000.

  Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $128,000 for the year ended December 31, 1995. These loans are on non-accrual and are classified as impaired because doubt exists regarding the borrowers' ability to pay both principal and interest as originally agreed. Interest payments are recorded on a cash basis because the loans are sufficiently collateralized to ultimately repay the outstanding principal balance should the property collateralizing the debt be taken in foreclosure proceedings.

  In accordance with SFAS No. 114, a loan is classified as foreclosed property only after the bank has taken possession of the collateral, regardless of whether formal proceedings have taken place. This is a change from previous accounting for in-substance foreclosed loans under the provisions of Financial Reporting Release No. 28, whereby certain loans were classified as other real estate prior to possession based on characteristics of the borrower and underlying collateral. As a result of adopting SFAS No. 114, in-substance foreclosed loans of approximately $1,048,000 have been reclassified from other real estate back to loans as of January 1, 1995. All prior periods presented were also restated.

  At December 31, 1995, NBSC had $884,000 of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114 which continue to be accounted for in accordance with the requirements of SFAS No. 15, "Troubled Debt Restructurings." The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

  The fair value of NBSC's loan portfolio has been estimated primarily using a discounted cash flow approach. NBSC used a discount rate which was equivalent to a rate it would obtain on new loans adjusted for prepayment and credit risk factors. When available, market quotes obtained from an independent broker were used to determine fair value. As of December 31, 1995, the Company estimates the fair value of its loan portfolio to be approximately $104 million as compared to its gross recorded value of approximately $105 million. As of December 31, 1994, the Company estimated the fair value of its loan portfolio to be approximately $103 million as compared to its gross recorded value of approximately $106 million.

  Changes in assumptions and methodologies may have a material effect on these estimated fair values. In addition, management is concerned that reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

5 OTHER REAL ESTATE

  Other real estate includes properties that have been acquired by NBSC through foreclosure. Upon adoption of SFAS No. 114 by NBSC effective January 1, 1995, in-substance foreclosed assets were reclassified to a non-performing loan classification for all periods presented.

  The following is an analysis of the changes in other real estate during 1995 and 1994:

                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
Balance at beginning of year.................................. $ 4,606  $ 3,966
New foreclosed properties.....................................   1,455    2,707
Capital Improvements..........................................     260      --
Properties sold...............................................  (2,536)  (1,570)
Payments received on properties not sold......................     (53)    (217)
Charge-offs against reserve...................................    (797)    (111)
Direct writedowns on ORE properties...........................    (194)    (169)
                                                               -------  -------
  Balance at end of year...................................... $ 2,741  $ 4,606
                                                               =======  =======

  A summary of the activity for the allowance for other real estate is summarized in the following:

                                                                DECEMBER 31,
                                                               ----------------
                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
Beginning balance, January 1.................................. $   660  $    91
Provisions....................................................     137      680
Charge-offs...................................................    (797)    (111)
                                                               -------  -------
Ending Balance................................................ $     0  $   660
                                                               =======  =======

  A summary of the expenses in the net cost of operations of other real estate is shown in the following:

                                                               DECEMBER 31,
                                                             -------------------
                                                             1995   1994   1993
                                                             -----  -----  -----
                                                              (IN THOUSANDS)
Provisions to the allowance/direct writedowns............... $ 331  $ 849  $ 405
Rental income...............................................  (362)  (373)  (157)
Operating expenses..........................................   674    765    770
Net (gains) losses on sales of other real estate............    20   (578)  (178)
                                                             -----  -----  -----
  Total net cost of operations of other real estate......... $ 663  $ 663  $ 840
                                                             =====  =====  =====

6 ALLOWANCE FOR POSSIBLE LOAN LOSSES

  The allowance for possible loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known. Upon adoption of SFAS No. 114 on January 1, 1995, prior years balances, chargeoffs and provisions were adjusted for restatement of insubstance foreclosure reserves.

  A summary of the activity in the allowance for possible loan losses is as follows:

                                                       1995     1994     1993
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Balance, January 1................................... $ 5,234  $ 5,419  $ 6,066
Provision charged to operations......................     225    1,327      336
Loans charged off....................................  (1,471)  (2,255)  (2,120)
Recoveries of charged off loans......................     621      743    1,137
                                                      -------  -------  -------
Balance, December 31................................. $ 4,609  $ 5,234  $ 5,419
                                                      =======  =======  =======

7 PREMISES AND EQUIPMENT AND LAND HELD FOR SALE

  A summary of premises and equipment is as follows:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1995    1994
                                                                ------- -------
                                                                (IN THOUSANDS)
Land........................................................... $   360 $   360
Buildings and leasehold improvements...........................   2,335   2,258
Furniture and equipment........................................   3,219   3,117
Construction in Process........................................      10      --
                                                                ------- -------
  Total Premises and equipment.................................   5,924   5,735
Less accumulated depreciation and amortization.................   3,232   2,870
                                                                ------- -------
Premises and equipment, net.................................... $ 2,692 $ 2,865
                                                                ======= =======

  Depreciation and amortization expense for premises and equipment for 1995, 1994 and 1993 amounted to $421,000, $403,000 and $464,000, respectively.

  As of December 31, 1992, High Point held for sale 94 acres of land in Frankford Township, New Jersey, at a recorded carrying value of $3,240,000, net of a $1.1 million write-down recorded during 1991. On October 1, 1993, High Point sold a 28 acre parcel of this land for $1,012,000 (net of expenses) and recorded a $306,000 gain based upon the net carrying value of the parcel sold. Proceeds from the sale were used to pay down and service the note payable secured by the land.

  In December 1995, High Point adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires that if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, an entity must estimate the future cash flows expected to result from the use or sale of the asset and record an impairment for the amount by which the carrying value exceeds the fair value. In the case of assets to be disposed of, the asset must be reported at the lower of the carrying amount or fair value less costs to sell. Included in fair value estimates is the discounting of net proceeds from sale of the asset over the estimated time to sell the asset.

  High Point evaluated its land held for sale for impairment under SFAS No. 121 and determined that a valuation reserve of $370,000 was required. In accordance with the requirements of SFAS No. 121, the $370,000 provision was retroactively reflected in the results of operations in the first quarter of 1995 as a cumulative effect of a change in accounting principle.

  Subsequent to High Point's adoption of SFAS No. 121, High Point entered into a contract for sale of 32 acres of the land for approximately $2 million. There is no assurance that this contract for sale will close; however, the transaction must be consummated no later than January 1998 according to the terms of the contract. High Point recorded an additional impairment loss of $29,000 in December 1995 upon entering into this contract which is included in other operating expenses.

8 INCOME TAXES

  The current and deferred amounts of the benefit for income taxes are as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1995      1994     1993
                                                   --------  --------  -------
                                                        (IN THOUSANDS)
Federal
 Current.......................................... $     --  $   (121) $   (98)
 Deferred.........................................     (265)       --       --
State.............................................       16        24       67
                                                   --------  --------  -------
Total benefit for income taxes.................... $   (249) $    (97) $   (31)
                                                   ========  ========  =======

  Temporary differences and carryforwards at December 31, 1995 and 1994 are as follows:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                                1995               1994
                                          ------------------ ------------------
                                            DEFERRED TAX       DEFERRED TAX
                                          ------------------ ------------------
                                           ASSET   LIABILITY  ASSET   LIABILITY
                                          -------  --------- -------  ---------
                                                (DOLLARS IN THOUSANDS)
Federal and State operating loss
 carryforwards..........................  $ 2,071      --    $ 1,750      --
Allowance for possible loan losses......      870      --      2,106      --
Valuation reserves for land held for
 sale and other real estate.............    1,208      --      1,214      --
Loan and investment income recognition..    1,152      --        536      --
Other, net..............................      506      86        474     199
                                          -------     ---    -------    ----
                                            5,807      86      6,080     199
Less valuation allowance................   (5,456)     --     (5,881)     --
                                          -------     ---    -------    ----
                                          $   351     $86    $   199    $199
                                          =======     ===    =======    ====

  In December 1995, the Company recorded a net benefit of $265,000 representing the partial recognition of net operating loss carryforwards through the reversal of a previously established deferred tax valuation allowance. The recognition of the tax benefit is based on the Company's evaluation of income earned in 1995 and management's estimate of the Company's continued ability to remain profitable in future periods such that realization of its net operating loss carryforwards can be reasonably expected. The Company recorded a $265,000 tax benefit based on pretax income estimated to be earned for interim periods during 1996. This estimate will be impacted favorably or unfavorably by future results of operations. The Company has approximately $5.5 million in remaining tax benefits that may be realized in future periods. The Company will periodically evaluate the realizability of its deferred tax asset and will adjust the level of the valuation allowance if it is determined that it is more likely than not that all or a portion of the asset is realizable.

  At December 31, 1995, the Company has net operating loss carryforwards for federal tax purposes of approximately $2.8 million and for state tax purposes of approximately $18.9 million which expire in varying amounts through 2010. In addition, the Company has an alternative minimum tax credit carryforward approximating $147,000.

  A reconciliation of the provision (benefit) for income taxes, as reported, with the federal income tax at the statutory rates of 35% in 1995, 1994 and 1993, is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1995      1994     1993
                                                   -------   -------  -------
                                                       (IN THOUSANDS)
Tax (benefit) at statutory rate................... $   160   $  (424) $    54
Increase (decrease) in taxes resulting from:
 Change in valuation allowance....................    (425)      424      (42)
 State taxes on income, net of federal income tax
  effect..........................................      10        16       44
 Realization of tax refund received greater than
  receivable recorded.............................      --      (126)    (114)
 Other-net........................................       6        13       27
                                                   -------   -------  -------
  Benefit for income taxes........................ $  (249)  $   (97) $   (31)
                                                   -------   -------  -------
Effective tax rate................................   (54.6)%     8.0%   (25.2)%
                                                   =======   =======  =======

9 BENEFIT PLANS

  The Company has a trusteed, non-contributory defined benefit pension plan covering substantially all of its employees. Effective December 31, 1993, the plan was amended to terminate the accumulation of additional benefits for service rendered after December 31, 1993. Participants continued to vest in benefits already earned. The effect of this amendment was to record a gain in the amount of $179,000. Prior to December 31, 1993, the benefits were based on years of service and the employees' career average compensation. The Company's funding policy was to contribute annually an amount that can be deducted for Federal income tax purposes using an actuarial cost method and assumptions, which differed from those used for financial reporting. Contributions were intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

  In 1995, the Company elected to liquidate the pension plan. The Company has filed notice with its employees, with the Internal Revenue Service and with the Pension Benefit Guaranty Corp. of the pension plan's termination. The liquidation is expected to be completed in the third quarter of 1996.

  The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1995 and 1994 (not considering the impact of liquidating the plan):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1995     1994
                                                              -------  ------
                                                              (IN THOUSANDS)
Accumulated benefit obligation, including vested benefits of
 $1,201 and $757
 for 1995 and 1994, respectively............................. $ 1,201  $  815
                                                              -------  ------
Plan assets at fair value.................................... $ 1,276  $1,006
Projected benefit obligations for service rendered to date...  (1,201)   (815)
                                                              -------  ------
Plan assets in excess of projected benefit obligation........      75     191
Unrecognized net (gain) loss from past experience which is
 different from that assumed, and effect of changes in
 assumptions.................................................     132     (12)
                                                              -------  ------
Prepaid pension cost included in other assets................ $   207  $  179
                                                              =======  ======

  Pension costs related to the plan for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                               DECEMBER 31,
                                                             ------------------
                                                             1995   1994  1993
                                                             -----  ----  -----
                                                              (IN THOUSANDS)
Net pension cost includes the following components:
Service cost................................................ $  --  $  2  $  67
Interest cost...............................................    52    51     71
Return on plan assets.......................................  (300)  (92)  (181)
Net amortization and deferral...............................   221    17    138
                                                             -----  ----  -----
  Net pension (income) expense.............................. $ (27) $(22) $  95
                                                             =====  ====  =====

  The rates used in determining the actuarial present value of the projected benefit obligation include the average discount rates of 4.5% and 6.5% for December 31, 1995 and 1994, respectively, and the rates of increase in future compensation levels of 4% for December 31, 1995 and 1994. The expected long-term rate of return on plan assets is 8% on December 31, 1995.

  The above tables do not account for the impact for the termination of the pension plan. Because the pension plan is expected to be liquidated in the third quarter of 1996, the Company reduced its pension asset to the level that it expects to recover less any excise taxes that may have to be paid at that time. As a result, the Company wrote down its prepaid pension asset from $207,000 to $44,000 resulting in a $163,000 expense in the fourth quarter, 1995.

  Plan assets are primarily invested in stocks, money market accounts and mutual funds.

  The Company has a retirement savings plan (401K) covering qualified employees. Employer contributions totaled $62,000 in 1995, $61,000 in 1994 and $1,000 in 1993.

  The Company has an Employee Stock Ownership Plan in order to enable its employees to share in the proprietary interest of the Company (see Note 12).

  The Company provides postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria. The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the expected cost of these benefits be charged to expense during the years that the employees render service. The Company adopted the new standard in the first quarter of 1993 using the prospective method of accounting and will amortize its estimated accumulated postretirement benefit obligation (APBO) of $435,000 over a 20 year period. The net periodic postretirement benefit cost for 1995 was $69,000 although required cash payments of approximately $20,000 did not change from prior years.

  The accumulated postretirement benefit obligation as of December 31, 1995 and 1994 is as follows:

                                                                1995     1994
                                                               -------  -------
                                                               (IN THOUSANDS)
Retirees.....................................................  $   293  $   316
Fully eligible, active participants..........................       20       19
Other active participants....................................      172      190
                                                               -------  -------
  Total accumulated post retirement benefit obligation.......      485      525
Unrecognized net gain (loss) due to past experience different from that assumed and effects of changes in assumptions
 made........................................................       49      (29)
Unamortized transition obligation............................     (369)    (391)
                                                               -------  -------
  Accrued accumulated post retirement benefit obligation.....  $   165  $   105
                                                               =======  =======

  The components of net periodic post retirement benefit cost is as follows:

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                        -----------------------
                                                         1995     1994    1993
                                                        ------   ------  ------
                                                           (IN THOUSANDS)
Service cost, benefits attributed to employee service
 during the year....................................... $   17   $   21  $   19
Interest cost on APBO..................................     31       36      35
Amortization of transition obligation..................     22       22      22
Amortization of (gains) losses.........................     (1)      --      --
                                                        ------   ------  ------
  Net periodic postretirement benefit cost............. $   69   $   79  $   76
                                                        ======   ======  ======

  The discount rate used in determining the APBO was 7.0% and 7.5% in 1995 and 1994, respectively. The rate of increase used in future compensation levels was 4%. For measurement purposes, the cost of medical benefits was projected to increase at a rate of 10% in 1995 and decreasing at a rate of 1% through 1997 and 0.5% thereafter until the year 2003 and projected to increase 5% in 2003 and subsequent years. Increasing the assumed health care cost trend by one percent in each year would increase the accumulated post retirement benefit obligation as of January 1, 1995 by $41,000, or 9.0% and the aggregate of the service and interest components of net periodic postretirement benefit expense for the year ended December 31, 1995 by $6,000, or 12.8%.

10 STOCK OPTION PLANS

  The Company maintains two stock option plans which were established in 1990 and 1987. Under the terms of the 1990 and 1987 plans, options to purchase 50,000 and 50,054 shares, respectively, may be granted to key employees of the Company or its subsidiary. As of December 31, 1994, no options under either plan were outstanding. In November 1995, options to purchase 95,000 shares of stock were granted at an exercise price of $6.75 per share which was the fair market value of the stock as of the date of grant. All options granted will be vested within a three month time period from the date of grant.

11 COMMITMENTS AND CONTINGENCIES

  CASH AND DUE FROM BANKS NBSC is required to maintain an average reserve balance with the FRB. The average amount of this reserve balance for the Company for the year 1995 was approximately $300,000.

  LITIGATION The Company, from time to time, may be a defendant in legal proceedings relating to its business. In the judgment of management, the consolidated financial position of the Company will not be affected materially by the final outcome of any present legal proceedings or other contingent liabilities and commitments.

  COMMITMENTS WITH OFF-BALANCE SHEET RISK The consolidated balance sheets do not reflect various commitments relating to financial instruments which are used in the normal course of business. Management does not anticipate that the settlement of those financial instruments will have a material adverse effect on the Company's financial position. These instruments include commitments to extend credit and letters of credit. These financial instruments carry various degrees of credit risk, which is defined as the possibility that a loss may occur from the failure of another party to perform according to the terms of the contract.

  Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. In the normal course of business, the Company receives a fee for providing a commitment. The Company was committed to advance $14,447,000 and $10,361,000 to its borrowers as of December 31, 1995 and 1994, respectively, the majority of which expire within one year. Included in NBSC's commitments to extend credit were fixed rate commitments of $2,772,000 and $2,460,000 for 1995 and 1994, respectively.

  The fair value of a commitment to extend credit may be estimated by using the fee currently charged to enter into similar agreements, taking into account the remaining term of the agreement and the creditworthiness of the parties. The contract amount and the estimated fair value for commitments to extend credit and standby letters of credit follow for December 31, 1995 and December 31, 1994:

                                          DECEMBER 31, 1995   DECEMBER 31, 1994
                                         ------------------- -------------------
                                         CONTRACT ESTIMATED  CONTRACT ESTIMATED
                                          AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                                         -------- ---------- -------- ----------
                                                     (IN THOUSANDS)
Commitments to extend credit............ $28,276       --    $19,316       --
Standby letters of credit............... $   825    $    9   $   779    $    1

  Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. The Company has entered into standby letter of credit contracts with its customers totaling $825,000 and $779,000 as of December 31, 1995 and 1994, respectively, which generally expire within one year.

  NON-CANCELABLE LEASE OBLIGATIONS During 1988, NBSC sold certain banking and other premises to FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Co., a 6.7% shareholder of High Point. The president of FMI, Inc. is also a member of the Board of Directors of High Point Financial Corp. The banking premises were leased back to NBSC for periods ranging between 10 and 15 years. The Bank recognized a gain on this transaction, which has been deferred and is being amortized into income over the applicable lease terms. As of December 31, 1995 and 1994, the unamortized deferred gain was approximately $509,000 and $655,000, respectively.

  At December 31, 1995, NBSC was obligated under non-cancelable leases for its Branchville, Stillwater, Wantage, Andover, Lafayette, Sparta, and Vernon branch offices, and its human resources office for periods ranging from one to ten years. The minimum rental commitment for 1996 through 2000 and thereafter is $432,000, $377,000, $268,000, $159,000, $159,000 and $386,000,
respectively. The Company's minimum rental commitment includes commitments to pay FMI, Inc. $370,000 per year in 1996 and 1997, $261,000 in 1998 and
$152,000 from 1999 through 2003. Rental expenses amounted to $457,000, $454,000 and $453,000 for the years ended December 31, 1995, 1994 and 1993 respectively. The Company has made rental payments to FMI, Inc. of $370,000, $370,000 and $357,000 in 1995, 1994 and 1993, respectively.

12 COMMON STOCK TRANSACTIONS

  On September 28, 1994, High Point consummated a public offering of its common stock (the Offering). The Offering consisted of two phases: a shareholder preference period, which closed June 23, 1994, and a community offering period, which closed on September 28, 1994. A total of 1,285,700 shares were sold for $3.50 per share for gross proceeds of $4.5 million. Of the proceeds, $2.4 million was funded to NBSC by High Point as an additional capital contribution.

  The Company has a Dividend Reinvestment and Common Stock Purchase Plan and has registered 102,113 shares of common stock with the Securities and Exchange Commission for issuance to participating shareholders. As of December 31, 1995, 60,928 shares of common stock are reserved for issuance under this plan.

  High Point has also issued shares in 1994 in connection with its cancelable mandatory stock purchase contracts. See Note 15 on page 52.

  In 1985, the Company sold 171,990 shares of its common stock to the Employee Stock Ownership Plan (ESOP). The ESOP borrowed funds to purchase the stock which is shown as a liability and a deduction from stockholders' equity in the accompanying consolidated balance sheets at December 31, 1995 and 1994. In the first quarter 1995, the final payment of $150,000 on the ESOP debt was made.

  Contributions by the Company to the ESOP in 1995, 1994 and 1993 amounted to $200,000, $202,000 and $200,000, respectively, and are included in salaries and employee benefits. Interest expense paid by the ESOP, which is not an expense of the Company, amounted to $12,000 and $20,000 for the years ended December 31, 1994 and 1993, respectively. As principal payments were made by the ESOP, the corresponding liability was reduced and stockholders' equity was increased. Principal payments were $150,000, $171,000 and $140,000 in 1995, 1994, and 1993, respectively.

13 DEPOSITS

  Pursuant to the requirements of SFAS No. 107, the information regarding the fair value of deposits is presented below.

                                         DECEMBER 31, 1995   DECEMBER 31, 1994
                                        ------------------- -------------------
                                        CARRYING ESTIMATED  CARRYING ESTIMATED
                                         AMOUNT  FAIR VALUE  AMOUNT  FAIR VALUE
                                        -------- ---------- -------- ----------
                                                    (IN THOUSANDS)
Non-interest bearing demand............ $ 38,334  $ 38,334  $ 34,778  $ 34,778
Interest bearing demand................   25,092    25,092    25,197    25,197
Savings and Money Market deposit
 accounts..............................   55,832    55,832    53,672    53,672
Certificates of deposit:
 Maturing or repricing within six
  months...............................   29,967    29,967    27,557    27,557
 Maturing or repricing between six
  months and one year..................   11,059    11,059    10,785    10,785
 Maturing or repricing between one and
  five years...........................   15,741    16,145    10,644    10,769
 Maturing or repricing beyond five
  years................................    2,300     3,340     2,939     3,661
                                        --------  --------  --------  --------
                                        $178,325  $179,769  $165,572  $166,419
                                        ========  ========  ========  ========

  The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand as of December 31, 1995. The fair value of the certificates of deposit due after one year is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

14 NOTE PAYABLE

  On December 28, 1994, after receiving approval from the FRB, High Point renegotiated its debt which is collateralized by land held for sale, and in connection therewith, High Point made an $800,000 principal payment. In February 1995, High Point began making principal payments of $6,000 monthly and interest payments based on a prime plus 1% floating rate. In addition, an accrued loan fee for a prior modification is being paid in fifteen monthly installments of $7,000 each beginning February 1, 1995. The remainder of the loan balance is due in a balloon payment on January 2, 1998. The interest rate on the loan on December 31, 1995 was 9.5%. The net proceeds from any additional sales of land will be used to make principal payments on the outstanding debt.

  High Point is required to maintain an equity level (as defined in the loan agreement) of $10 million at the end of each quarter. If High Point is unable to meet such minimum equity level, the lending bank may demand the payment of all unpaid principal prior to its due date. High Point anticipates that it will be able to meet such equity levels. High Point's equity, as defined, was $15,069,000 on December 31, 1995.

  Because the 9.5% floating rate of the Note Payable on December 31, 1995 and 1994 was a competitive market rate, the carrying value approximates the market value of the Note Payable on such dates.

15 REDEEMABLE SUBORDINATED DEBENTURES AND CANCELABLE MANDATORY STOCK PURCHASE
   CONTRACTS

  At December 31, 1995 and 1994, 8.5% Redeemable Subordinated Debentures (the "Debentures") due March 1, 1997 with $511,000 principal were outstanding. Interest on the Debentures is payable quarterly, and the Debentures will mature on March 1, 1997 unless previously redeemed. Certain of the Debentures secure Cancelable Mandatory Stock Purchase Contracts ("Equity Contracts") requiring the purchase of $401,000 in common stock at a price of $19.17 (after adjustment for stock dividends and certain other events) per share no later than March 1, 1996. The purchase price under the Equity Contracts can be paid by the surrender of Debentures with a principal amount equal to the amount of common stock to be purchased.

  In January 1994, High Point extended a private offer to the remaining collateralized Equity Contract holders who do not have debentures to fulfill their obligations by making a cash contribution to settle the Equity Contracts at a reduced strike price from the prevailing $19.17 per share to a price of $4.75 per share. From this offering, $100,000 in Equity Contracts were converted by an officer of High Point. The offer expired on January 31, 1994, and the remaining contract holders (who hold $380,000 in outstanding Equity Contracts) continue to be obligated under the original terms of their contracts.

  The Debentures are redeemable and the Equity Contracts are cancelable at the election of High Point upon 60 days written notice. The proceeds of the issue of these instruments were used by High Point for capital contributions to NBSC and for other corporate purposes. At December 31, 1995, 40,740 shares of common stock were reserved for future issuance for the outstanding Equity Contracts.

  The carrying value of the remaining Debentures approximates their fair value on December 31, 1995.

16 FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following is a summary of the fair value versus the carrying value of the Company's financial instruments. The recorded value for cash and cash equivalents, federal funds purchased, interest bearing deposits with banks and securities sold under agreements to repurchase approximate fair value because they mature within one year and do not present unanticipated credit risks. Loans that were previously accounted for as insubstance foreclosed loans are now included in non-accrual loans and are recorded at their estimated fair value per the requirements of SFAS No. 114. For the methodology of estimating the fair value of other financial instruments, see the notes referred to in the chart below. For the Company's policy regarding presentation of fair value of financial instruments, see Note 1 on page 36.

                                        FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                         DECEMBER 31, 1995   DECEMBER 31, 1994
                                        ------------------- -------------------
                                        CARRYING    FAIR    CARRYING    FAIR
                                          VALUE     VALUE     VALUE     VALUE
                                        ------------------- -------------------
                                                    (IN THOUSANDS)
FINANCIAL ASSETS:
 Cash and cash equivalents............. $  22,440 $  22,440 $  17,118 $  17,118
 Interest bearing deposits with banks..       125       125       124       124
 Securities available for sale, at fair
  value (Note 3).......................    49,304    49,304    31,670    31,670
 Securities held to maturity (Note 3)..    15,392    15,483    22,561    21,593
 Loans held for sale, at fair value....       628       628       427       427
 Loans (Note 4)........................   104,863   104,000   105,608   103,000
                                        --------- --------- --------- ---------
  Total financial assets............... $ 192,752 $ 191,980 $ 177,508 $ 173,932
                                        ========= ========= ========= =========
FINANCIAL LIABILITIES:
 Deposits (Note 13).................... $ 178,325 $ 179,769 $ 165,572 $ 166,419
 Federal funds purchased and securities
  sold under agreements to repurchase..     2,959     2,959     2,621     2,621
 Note payable (Note 14)................     1,270     1,270     1,482     1,482
 Redeemable subordinated debentures
  (Note 15)............................       511       511       510       510
 Commitments to extend credit..........        --        --        --        --
 Standby letters of credit.............        --         9        --         1
                                        --------- --------- --------- ---------
  Total financial liabilities.......... $ 183,065 $ 184,518 $ 170,185 $ 171,033
                                        ========= ========= ========= =========

17 OTHER EXPENSES

  Other non-interest expense for the years December 31, 1995, 1994 and 1993 consisted of the following:

                                                            1995   1994   1993
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
Legal fees................................................ $  247 $  569 $1,140
FDIC insurance assessment.................................    383    464    514
Appraisal fees............................................    125     65    141
Other.....................................................  1,926  1,864  1,878
                                                           ------ ------ ------
                                                           $2,681 $2,962 $3,673
                                                           ====== ====== ======

18HIGH POINT FINANCIAL CORP. (PARENT COMPANY ONLY)

  High Point Financial Corp. owns one wholly owned subsidiary, The National Bank of Sussex County. The net income of NBSC is recognized by High Point using the equity method of accounting. Accordingly, income or loss of NBSC is recorded as an adjustment in High Point's investment in the subsidiary. Condensed financial statements of the parent company only follow:

                           CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                                ---------------
ASSETS                                                           1995    1994
------                                                          ------- -------
Cash........................................................... $    13 $    38
Federal funds sold.............................................     500     737
Interest bearing deposits with banks (escrow with lending
 bank).........................................................     125     124
Securities available for sale (primarily marketable equity se-
 curities of
 other financial institutions at fair value)...................     214     476
Investment in bank subsidiary..................................  13,344  10,106
Land held for sale (Note 14)...................................   2,135   2,534
Other assets...................................................      57     198
                                                                ------- -------
  TOTAL ASSETS................................................. $16,388 $14,213
                                                                ------- -------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities.............................................. $    49 $   108
Employee Stock Ownership Plan debt.............................      --     150
Note payable (Note 14).........................................   1,270   1,482
Redeemable subordinated debentures.............................     511     510
Stockholders' equity...........................................  14,558  11,963
                                                                ------- -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................... $16,388 $14,213
                                                                ======= =======

                      CONDENSED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------
INCOME                                                1995      1994      1993
------                                              --------  ---------  -------
Gain on sale of land..............................  $     --  $      --  $  306
Gain (loss) on sale of securities available for
 sale.............................................        19         (1)     10
Unrealized gain on securities available for sale..        --         --      69
Other income......................................        54         42      72
                                                    --------  ---------  ------
  TOTAL INCOME....................................        73         41     457
                                                    --------  ---------  ------
EXPENSES
--------
Interest expense..................................       180        266     316
Non-interest expenses.............................       283        153      14
                                                    --------  ---------  ------
  TOTAL EXPENSES..................................       463        419     330
                                                    --------  ---------  ------
Income (loss) before benefit for income taxes and
 cumulative effect
 for change in accounting principle...............      (390)      (378)    127
Benefit for income taxes (Notes 1 and 8)..........        --         --       7
                                                    --------  ---------  ------
Income (loss) before cumulative effect for change
 in accounting principle..........................      (390)      (378)    120
Cumulative effect of change in accounting princi-
 ple..............................................      (370)         0       0
                                                    --------  ---------  ------
Income (loss) before equity in undistributed in-
 come (loss) of subsidiaries......................      (760)      (378)    120
Equity in undistributed income (loss) of subsidi-
 aries............................................     1,465       (737)     34
                                                    --------  ---------  ------
NET INCOME (LOSS).................................  $    705    $(1,115) $  154
                                                    ========  =========  ======

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      1995     1994     1993
                                                     -------  -------  ------
OPERATING ACTIVITIES
Net income (loss)................................... $   705  $(1,115) $  154
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization......................      --       --       1
 Amortization on securities.........................      (1)      --       2
 Provision for deferred income taxes................      --       --       7
 Unrealized (gain) loss on securities available for
  sale..............................................      --       --     (75)
 (Gain) loss on sale of securities..................     (19)       1      (4)
 Unrealized loss on land held for sale..............     399       --      --
 Gain on sale of property...........................      --       --    (306)
 (Increase) decrease in other assets................     140      (23)    (55)
 Increase (decrease) in other liabilities...........     (58)      32       4
 Equity in undistributed (income) losses of
  subsidiaries......................................  (1,465)     737     (34)
                                                     -------  -------  ------
NET CASH USED IN OPERATING ACTIVITIES...............    (299)    (368)   (306)
                                                     -------  -------  ------
INVESTING ACTIVITIES
 Proceeds from sale and maturity of securities
  available for sale................................     263       --      88
 Purchase of securities.............................     (13)    (197)     --
 (Increase) decrease in interest bearing deposits...      (1)      83    (176)
 Sale or disposal of premises and equipment.........      --       --   1,012
 Additional capital contribution to NBSC............      --   (2,400)     --
                                                     -------  -------  ------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES.........................................     249   (2,514)    924
                                                     -------  -------  ------
FINANCING ACTIVITIES
 Repayments of long-term debt.......................    (212)    (891)   (757)
 Net proceeds from stock offering...................      --    4,391      --
 Proceeds from equity contract conversion...........      --      100      --
 Other..............................................      --       --       2
                                                     -------  -------  ------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.........................................    (212)   3,600    (755)
                                                     -------  -------  ------
Net increase (decrease) in cash and cash
 equivalents........................................    (262)     718    (137)
Cash and cash equivalents, beginning of year........     775       57     194
                                                     -------  -------  ------
CASH AND CASH EQUIVALENTS, END OF YEAR.............. $   513  $   775  $   57
                                                     =======  =======  ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 INTEREST PAID...................................... $   180  $   265  $  316
 INCOME TAXES REFUNDED..............................      --       --  $   88

19 SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The following quarterly financial information for the two years ended December 31, 1995 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.

                                                      1995
                                 -----------------------------------------------
                                 MARCH 31(1) JUNE 30 SEPTEMBER 30   DECEMBER31
                                 ----------- ------- ------------ --------------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total interest income..........    $3,272    $3,349     $3,508       $ 3,524
Net interest income............     1,990     1,988      2,064         2,061
Provision for possible loan
 losses........................       175        50         --            --
Net income (loss) before
 cumulative effect for change
 in accounting principle.......        31        36        336           672
Cumulative effect of change in
 accounting principle..........       370        --         --            --
Net income (loss)..............      (339)       36        336           672
Net income (loss) per share
 before cumulative effect for
 change in accounting
 principle.....................      0.01      0.01       0.09          0.18
Cumulative Effect per share for
 change in accounting
 principle.....................      0.10        --         --            --
Net income (loss) per share....    $(0.09)   $ 0.01     $ 0.09       $  0.18
                                                      1994
                                 -----------------------------------------------
                                  MARCH 31   JUNE 30 SEPTEMBER 30 DECEMBER 31(2)
                                 ----------- ------- ------------ --------------
Total interest income..........    $2,807    $2,926     $3,053       $ 3,231
Net interest income............     1,681     1,820      1,939         2,085
Provision for possible loan
 losses........................        --        --         --         1,327
Net income (loss)..............        34        93        101        (1,343)
Net income (loss) per share....    $ 0.01    $ 0.04     $ 0.03       $ (0.36)

--------
(1) The Company adopted SFAS No. 121 in the fourth quarter 1995 and recorded an unrealized impairment loss of $370,000 on its land held for sale. In accordance with this new accounting standard, the Company retroactively restated the impact of adoption to the first quarter, 1995. See Note 7 on page 45.
(2) NBSC obtained information during March 1995 which indicated that the Sussex County region is experiencing only a limited economic recovery. In this regard, NBSC provided $540,000 for identified losses for loans and other real estate and an additional $1,250,000 to its general reserves for loans and other real estate valuation adjustments in the fourth quarter of 1994 to give appropriate consideration of these changes in facts identified subsequent to the date of the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference to the information contained under the heading "Election of Directors" on pages 1 through and including 3 and under the heading "Certain Filings" on page 10 of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders and the information set forth in response to Item 4A of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the information contained under the headings "Executive Compensation and Other Information," "Stock Option Plans," "Change of Control Agreements" and "Compensation of Directors" on pages 6 through and including 10 of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, provided, however, such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402
(a) (8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the information contained under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" on pages 4 through and including 5 of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the information contained under the heading "Transactions with Directors and Management" on page 10 of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)3.Exhibits Required by Item 601 of Regulation S-K

       3(a) Restated Certificate of Incorporation of High Point Financial Corp.
            incorporated by reference to Exhibit 4(a) to the Registration
            Statement on Form S-3 filed by the Company on October 30, 1987 (No.
            33-18226) and Amendment No. 2 thereto, filed by the Company on March 24, 1988.
       3(b) By-laws of High Point Financial Corp., as amended, February 20,
            1996.
       4(a) Indenture (including the forms of Debentures), dated as of March 1, 1987, between High Point Financial Corp. and New Jersey National
            Bank, Trustee--incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-2 filed by the Company on February
            26, 1987 (No. 33-12243), and Amendment No. 1 thereto, filed by the
            Company on March 13, 1987.
       4(b) Equity Contract Agency Agreement (including form of Cancellable
            Mandatory Stock Purchase Contracts), dated as of March 1, 1987 between High Point Financial Corp. and the United Jersey
            Bank/Commercial Trust--incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-2 filed by the Company on February 26, 1987 (No. 33-12243), and Amendment No. 1 thereto, filed by the Company on March 13, 1987.
      10(a) Executive Supplemental Income Agreement, between The National Bank of Sussex County and Gregory W. A. Meehan, incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
      10(b) Directors Deferred Income Agreement, between High Point Financial
            Corp. and C. Edward McCracken, incorporated by reference to Exhibit
            10(f) to the Annual Report on Form 10-K for the fiscal year ended
            December 31, 1986.**
      10(c) Directors Deferred Income Agreement, between High Point Financial
            Corp. and Richard M. Roy, incorporated by reference to Exhibit
            10(g) to the Annual Report on Form 10-K for the fiscal year ended
            December 31, 1986.**
      10(d) Directors Deferred Income Agreement, between The National Bank of
            Sussex County and Larry R. Condit, incorporated by reference to
            Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
      10(e) Directors Deferred Income Agreement, between The National Bank of
            Sussex County and C. Edward McCracken, incorporated by reference to
            Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**

--------
 * Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement

      10(f) Directors Deferred Income Agreement, between The National Bank of
            Sussex County and Richard M. Roy, incorporated by reference to
            Exhibit 10(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
      10(g) Directors Deferred Income Agreement, between The National Bank of
            Sussex County and William A. Dolan, II, incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
      10(h) Loan and Pledge Agreement, dated September 20, 1985, between the
            Trust for The National Bank of Sussex County Employee Stock
            Ownership Plan and First National Bank of Central Jersey, incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.
      10(i) 1987 Incentive Stock Option Plan of High Point Financial Corp., incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1987.**
      10(j) Executive Supplemental Income Agreement, between High Point
            Financial Corp. and Michael A. Dickerson, incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988.**
      10(k) Lease Agreement, dated June 23, 1988, between The National Bank of
            Sussex County and FMI, Inc., incorporated by reference to Exhibit
            10(s) to the Annual Report on Form 10-K for the fiscal year ended
            December 31, 1988.
      10(l) Change of Control Agreement, dated October 11, 1989, between High
            Point Financial Corp. and Michael A. Dickerson, incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989.**
      10(m) Change of Control Agreement, dated October 11, 1989, between High
            Point Financial Corp. and Gregory W. A. Meehan, incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989.**
      10(n) The High Point Financial Corp. 1990 Employee Stock Option Incentive
            Plan, incorporated by reference to Exhibit 28(a) to the Registration Statement on Form S-8 filed by High Point on November
            6, 1990 (No. 33-37621).**
      10(o) Amendment to the Executive Supplemental Income Agreement, between
            The National Bank of Sussex County and Gregory W. A. Meehan, effective July 1, 1991, incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended
            December 31, 1991.**
      10(p) Amendment to the Executive Supplemental Income Agreement, between
            High Point Financial Corp. and Michael A. Dickerson, effective July
            1, 1991, incorporated by reference to Exhibit 10(y) to the Annual
            Report on Form 10-K for the fiscal year ended December 31, 1991.**
      10(q) Consolidated Loan and Security Agreement dated December 31, 1991, between High Point Financial Corp. and National Westminster Bank
            NJ, incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
      10(r) Amendment to the Executive Supplemental Income Agreement, between
            High Point Financial Corp. and Michael A. Dickerson, effective
            January 1, 1993, incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**
      10(s) Amendment to the Change of Control Agreement, effective January 1,
            1993, between High Point Financial Corp. and Michael A. Dickerson, incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

--------
 * Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement

      10(t)  Amendment to the Change of Control Agreement, effective January 1,
             1993, between High Point Financial Corp. and Gregory W. A. Meehan, incorporated by reference to Exhibit 10(u) to the Annual Report on
             Form 10-K for the fiscal year ended December 31, 1992.**
      10(u)  February, 1993 Modification to Consolidated Loan and Security
             Agreement between High Point Financial Corp. and National
             Westminster Bank, New Jersey, dated February 26, 1993,
             incorporated by reference to Exhibit 10(v) to the Annual Report on
             Form 10-K for the fiscal year ended December 31, 1992.
      10(v)  Amendment to the Directors Deferred Income Agreement, between The
             National Bank of Sussex County and Larry R. Condit, dated April 1,
             1993, incorporated by reference to Exhibit 10(w) to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993.**
      10(w)  Amendment to the Directors Deferred Income Agreement, between The
             National Bank of Sussex County and C. Edward McCracken, dated
             April 1, 1993, incorporated by reference to Exhibit 10(x) to the
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1993.**
      10(x)  Amendment to the Directors Deferred Income Agreement, between High
             Point Financial Corp. and C. Edward McCracken, dated April 1,
             1993, incorporated by reference to Exhibit 10(y) to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993.**
      10(y)  Amendment to the Directors Deferred Income Agreement, between The
             National Bank of Sussex County and Richard M. Roy, dated April 1,
             1993, incorporated by reference to Exhibit 10(z) to the Annual
             Report on Form 10-K for the fiscal year ended December 31, 1993.**
      10(z)  Amendment to the Directors Deferred Income Agreement, between High
             Point Financial Corp. and Richard M. Roy, dated April 1, 1993, incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**
      10(aa) Amendment to the Directors Deferred Income Agreement, between The
             National Bank of Sussex County and William A. Dolan, II, dated
             April 1, 1993, incorporated by reference to Exhibit 10(ab) to the
             Annual Report on Form 10-K for the fiscal year ended December 31,
             1993.**
      10(ab) Modified Term Note dated December 28, 1994 between High Point
             Financial Corp. and National Westminster Bank, NJ., incorporated by reference to Exhibit 10(ac) to the Annual Report on Form 10-K
             for the fiscal year ended December 31, 1994.
      11     Statement of computation of per share earnings.
      21     List of subsidiaries.
      23     Consent of Arthur Andersen LLP.
      27     Financial Data Schedule.

--------
 * Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement

  (b) Reports on Form 8-K

No reports on Form 8-K have been filed during the fourth quarter of the period covered by this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          High Point Financial Corp.

  Dated: March 19, 1996

       /s/ Gregory W. A. Meehan                 /s/ Rita A. Myers
  By: _______________________________       By: ______________________
      GREGORY W. A. MEEHAN, VICE                  RITA A. MYERS
        PRESIDENT AND TREASURER                    COMPTROLLER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                      CAPACITY                DATE
              ---------                      --------                ----

      /s/ William A. Dolan, II         Chairman of the          March 19, 1996
-------------------------------------   Board
       (WILLIAM A. DOLAN, II)

      /s/ Michael A. Dickerson         President, Chief         March 19, 1996
-------------------------------------   Executive Officer
       (MICHAEL A. DICKERSON)           and Director

      /s/ Gregory W. A. Meehan         Vice President and       March 19, 1996
-------------------------------------   Treasurer
       (GREGORY W. A. MEEHAN)           (Principal
                                        Financial Officer)

          /s/ Rita A. Myers            Comptroller              March 19, 1996
-------------------------------------   (Principal
            RITA A. MYERS               Accounting Officer)

         /s/ Larry R. Condit           Vice Chairman and        March 19, 1996
-------------------------------------   Director
          (LARRY R. CONDIT)

     /s/ George H. Guptill, Jr.        Director                 March 18, 1996
-------------------------------------
      (GEORGE H. GUPTILL, JR.)

         /s/ Charles L. Lain           Director                 March 19, 1996
-------------------------------------
          (CHARLES L. LAIN)

       /s/ C. Edward McCracken         Director                 March 19, 1996
-------------------------------------
        (C. EDWARD MCCRACKEN)

        /s/ Harold E. Pellow           Director                 March 19, 1996
-------------------------------------
         (HAROLD E. PELLOW)

         /s/ Richard M. Roy            Director                 March 19, 1996
-------------------------------------
          (RICHARD M. ROY)

         /s/ Charles L. Tice           Director                 March 19, 1996
-------------------------------------
          (CHARLES L. TICE)

                               INDEX TO EXHIBITS

                                                                           PAGE
                                                                           ----
  3(a) Restated Certificate of Incorporation of High Point Financial        *
       Corp. incorporated by reference to Exhibit 4(a) to the
       Registration Statement on Form S-3 filed by the Company on
       October 30, 1987 (No. 33-18226) and Amendment No. 2 thereto, filed by the Company on March 24, 1988.
  3(b) By-laws of High Point Financial Corp., as amended, February 20,      *
       1996.
  4(a) Indenture (including the forms of Debentures), dated as of March     *
       1, 1987, between High Point Financial Corp. and New Jersey
       National Bank, Trustee--incorporated by reference to Exhibit 4(c)
       to the Registration Statement on Form S-2 filed by the Company on
       February 26, 1987 (No. 33-12243), and Amendment No. 1 thereto, filed by the Company on March 13, 1987.
  4(b) Equity Contract Agency Agreement (including form of Cancellable      *
       Mandatory Stock Purchase Contracts), dated as of March 1, 1987 between High Point Financial Corp. and the United Jersey
       Bank/Commercial Trust--incorporated by reference to Exhibit 4(d)
       to the Registration Statement on Form S-2 filed by the Company on
       February 26, 1987 (No. 33-12243), and Amendment No. 1 thereto, filed by the Company on March 13, 1987.
 10(a) Executive Supplemental Income Agreement, between The National        *
       Bank of Sussex County and Gregory W. A. Meehan, incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K for
       the fiscal year ended December 31, 1986.**
 10(b) Directors Deferred Income Agreement, between High Point Financial    *
       Corp. and C. Edward McCracken, incorporated by reference to
       Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
 10(c) Directors Deferred Income Agreement, between High Point Financial    *
       Corp. and Richard M. Roy, incorporated by reference to Exhibit
       10(g) to the Annual Report on Form 10-K for the fiscal year ended
       December 31, 1986.**
 10(d) Directors Deferred Income Agreement, between The National Bank of    *
       Sussex County and Larry R. Condit, incorporated by reference to
       Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
 10(e) Directors Deferred Income Agreement, between The National Bank of    *
       Sussex County and C. Edward McCracken, incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
 10(f) Directors Deferred Income Agreement, between The National Bank of    *
       Sussex County and Richard M. Roy, incorporated by reference to
       Exhibit 10(k) to Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
 10(g) Directors Deferred Income Agreement, between The National Bank of    *
       Sussex County and William A. Dolan, II, incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
 10(h) Loan and Pledge Agreement, dated September 20, 1985, between the     *
       Trust for The National Bank of Sussex County Employee Stock
       Ownership Plan and First National Bank of Central Jersey,
       incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.
 10(i) 1987 Incentive Stock Option Plan of High Point Financial Corp.,      *
       incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1987.**
 10(j) Executive Supplemental Income Agreement, between High Point          *
       Financial Corp. and Michael A. Dickerson, incorporated by
       reference to Exhibit 10(q) to the Annual Report on Form 10-K for
       the fiscal year ended December 31, 1988.**

--------
 * Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement

                                                                          PAGE
                                                                          ----
 10(k) Lease Agreement, dated June 23, 1988, between The National Bank     *
       of Sussex County and FMI, Inc., incorporated by reference to
       Exhibit 10(s) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
 10(l) Change of Control Agreement, dated October 11, 1989, between        *
       High Point Financial Corp. and Michael A. Dickerson,
       incorporated by reference to Exhibit 10(t) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989.**
 10(m) Change of Control Agreement, dated October 11, 1989, between        *
       High Point Financial Corp. and Gregory W. A. Meehan,
       incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989.**
 10(n) The High Point Financial Corp. 1990 Employee Stock Option           *
       Incentive Plan, incorporated by reference to Exhibit 28(a) to the Registration Statement on Form S-8 filed by High Point on
       November 6, 1990 (No. 33-37621).**
 10(o) Amendment to the Executive Supplemental Income Agreement,           *
       between The National Bank of Sussex County and Gregory W. A.
       Meehan, effective July 1, 1991, incorporated by reference to
       Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**
 10(p) Amendment to the Executive Supplemental Income Agreement,           *
       between High Point Financial Corp. and Michael A. Dickerson, effective July 1, 1991, incorporated by reference to Exhibit
       10(y) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**
 10(q) Consolidated Loan and Security Agreement dated December 31,         *
       1991, between High Point Financial Corp. and National
       Westminster Bank NJ, incorporated by reference to Exhibit 10(z)
       to the Annual Report on Form 10-K for the fiscal year ended
       December 31, 1991.
 10(r) Amendment to the Executive Supplemental Income Agreement,           *
       between High Point Financial Corp. and Michael A. Dickerson, effective January 1, 1993, incorporated by reference to Exhibit
       10(s) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**
 10(s) Amendment to the Change of Control Agreement, effective January     *
       1, 1993, between High Point Financial Corp. and Michael A.
       Dickerson, incorporated by reference to Exhibit 10(t) to the
       Annual Report on Form 10-K for the fiscal year ended December
       31, 1992.**
 10(t) Amendment to the Change of Control Agreement, effective January     *
       1, 1993, between High Point Financial Corp. and Gregory W. A.
       Meehan, incorporated by reference to Exhibit 10(u) to the Annual
       Report on Form 10-K for the fiscal year ended December 31,
       1992.**
 10(u) February, 1993 Modification to Consolidated Loan and Security       *
       Agreement between High Point Financial Corp. and National
       Westminster Bank, New Jersey, dated February 26, 1993,
       incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
 10(v) Amendment to the Directors Deferred Income Agreement, between       *
       The National Bank of Sussex County and Larry R. Condit, dated
       April 1, 1993, incorporated by reference to Exhibit 10(w) to the
       Annual Report on Form 10-K for the fiscal year ended December
       31, 1993.**
 10(w) Amendment to the Directors Deferred Income Agreement, between       *
       The National Bank of Sussex County and C. Edward McCracken,
       dated April 1, 1993, incorporated by reference to Exhibit 10(x)
       to the Annual Report on Form 10-K for the fiscal year ended
       December 31, 1993.**
 10(x) Amendment to the Directors Deferred Income Agreement, between       *
       High Point Financial Corp. and C. Edward McCracken, dated April
       1, 1993, incorporated by reference to Exhibit 10(y) to the
       Annual Report on Form 10-K for the fiscal year ended December
       31, 1993.**

-----------
 * Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
** Indicates a management contract or compensatory plan or arrangement.

                                                                          PAGE
                                                                          ----
 10(y)  Amendment to the Directors Deferred Income Agreement, between      *
        The National Bank of Sussex County and Richard M. Roy, dated
        April 1, 1993, incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the fiscal year ended
        December 31, 1993.**
 10(z)  Amendment to the Directors Deferred Income Agreement, between      *
        High Point Financial Corp. and Richard M. Roy, dated April 1,
        1993, incorporated by reference to Exhibit 10(aa) to the Annual
        Report on Form 10-K for the fiscal year ended December 31,
        1993.**
 10(aa) Amendment to the Directors Deferred Income Agreement, between      *
        The National Bank of Sussex County and William A. Dolan, II,
        dated April 1, 1993, incorporated by reference to Exhibit
        10(ab) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**
 10(ab) Modified Term Note dated December 28, 1994 between High Point      *
        Financial Corp. and National Westminster Bank, NJ, incorporated by reference to Exhibit 10(ac) to the Annual Report on Form 10-
        K for the fiscal year ended December 31, 1994.
 11     Statement of computation of per share earnings
 21     List of subsidiaries
 23     Consent of Arthur Andersen LLP
 27     Financial Data Schedule

--------
 * Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
** Indicates a management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K

  No reports on Form 8-K have been filed during the fourth quarter of the period covered by this report.