Form 10-Q
period 1996-03-31
HIGH POINT FINANCIAL CORP
filed 1996-05-14
CIK 708815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1996
                                                  --------------
                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number                   0-12430
                                         -------

                      HIGH POINT FINANCIAL CORP.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New Jersey                                            22-2426221
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization                           Identification No.)

  Branchville Square, Branchville, New Jersey                    07826
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

                               (201) 948-3300
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
       (Former name, former address and former) fiscal year, if changed since last report.)

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

As of March 31, 1996 there were 3,786,480 shares outstanding of Common Stock, no par value.

                          HIGH POINT FINANCIAL CORP.


                                Form 10-Q Index




                                                                                                                   PAGE

                Part I       Financial Information

Item 1.     Financial Statements:
            Consolidated Balance Sheets - March 31, (unaduited) and December 31, 1995                                   3

            Consolidated Statements of Operations - Unaudited Three Months Ended March 31, 1996
              and 1995                                                                                                  4

            Consolidated Statements of Cash Flow - Unaudited Three Months Ended March 31, 1996
              and 1995                                                                                                  5

            Notes to Consolidated Financial Statements (unaduited)                                                      6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                                7

                Part II      Other Information

Item 1.     Legal Proceedings                                                                                           14

Item 2.     Changes in Securities                                                                                       14

Item 3.     Defaults Upon Senior Securities                                                                             14

Item 4.     Submission of Matters to a Vote of Security                                                                 14

Item 5.     Other Information                                                                                           14

Item 6.     Exhibits and Reports on Form 8-K                                                                            14


Item 1.  Financial Information

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
                                                                                    March 31, 1996      December 31,
ASSETS                                                                              (unaudited)                1995
- ----------------------------------------------------------------------------------------------------------------------
 Cash and due from banks                                                              $6,666              $11,290
 Federal funds sold                                                                   11,050               11,150
- ----------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                17,716               22,440
 Interest bearing deposits with banks                                                    124                  125
 Securities:
   Available for sale, at fair value                                                  51,186               49,304
   Held to maturity, at cost (market value of $17,676 in 1996 and
      $15,483 in 1995)                                                                17,779               15,392
- ----------------------------------------------------------------------------------------------------------------------
        Total securities                                                              68,965               64,696

 Loans held for sale                                                                     213                  628
 Loans                                                                               104,802              104,863
    Less: Unearned income                                                                 22                   30
             Allowance for possible loan losses                                        4,428                4,609
- ----------------------------------------------------------------------------------------------------------------------
           Net loans                                                                 100,352              100,224
 Land held for sale                                                                    2,135                2,135
 Premises and equipment - net                                                          2,640                2,692
 Accrued interest receivable                                                           1,404                1,388
 Other real estate (Note 2)                                                            2,508                2,741
 Other assets                                                                          2,962                3,115
- ----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                  $199,019             $200,184
- ----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------------------
Deposits:
   Transaction accounts:
     Interest bearing                                                                $24,750              $25,092
     Non-interest bearing                                                             35,036               38,334
   Savings accounts                                                                   55,892               55,832
   Time accounts (includes CDs $100 or over of $8,603 and $9,372 on
     March 31, 1996 and December 31, 1995, respectively)                              59,361               59,067
- ---------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                175,039              178,325
  Securities sold under agreements to repurchase                                       4,463                2,959
  Accrued expenses and other liabilities (Note 3)                                      2,470                2,561
  Note payable                                                                         1,251                1,270
  Redeemable subordinated debentures, 8.5% due March 1996 and                            127                  511
- ----------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                             183,350              185,626
- -----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
  Preferred stock, authorized 1,000,000 shares, no shares issued                        ----                 ----
  Common stock, no par value; stated value $5 per share; authorized 5,000,000
     shares, issued 3,786,480 shares in 1996 and 3,745,760 shares in 1995             18,932               18,729
  Additional Paid-in-Capital                                                           5,791                5,214
  Accumulated Deficit                                                                 (8,872)              (9,629)
  Unrealized gain (loss) on securities available for sale                               (182)                 244
- ----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                      15,669               14,558
- ----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $199,019             $200,184
- ----------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
(dollars in thousands, except per share data)
                                                                                          Three Months Ended March 31,
                                                                                              1996                1995
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest income and fees on loans                                                            $2,314               $2,339
Interest on securities:
  Taxable interest income                                                                     1,009                  810
Interest on deposits with banks                                                                   -                    1
Interest on federal funds sold                                                                  157                  122
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                                                     3,480                3,272
- -----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                                          1,353                1,204
Interest on other borrowed money                                                                 38                   30
Interest on debentures                                                                            9                   11
Interest on note payable                                                                         30                   37
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                                                    1,430                1,282
- -----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                           2,050                1,990
Less: Provision for possible loan losses                                                          -                  175
- -----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR                                                       2,050                1,815
POSSIBLE LOAN LOSSES
NON-INTEREST INCOME
Service charges on deposit accounts                                                             346                  325
Other service charges, commissions and fees                                                     197                  157
Gain (loss) on the sales of securities                                                            -                 (23)
Gain (loss) on the sales of  loans                                                               10                    3
Gain on sale of bank premises                                                                    36                   38
Other income                                                                                     60                   37
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                                   649                  537
- -----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                                1,125                1,182
Net occupancy expense                                                                           238                  249
Equipment expense                                                                               133                  137
Legal expense                                                                                    73                   41
Net cost of operation of other real estate                                                       57                   50
Other expenses                                                                                  562                  657
- -----------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                                2,188                2,316
- -----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision (benefit) for income taxes and cumulative
    effect for change in accounting principle                                                   511                   36
Provision (benefit) for income taxes                                                          (246)                    5
- -----------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect for change in accounting principle                          757                   31
Cumulative effect of change in accounting principle                                               -                (370)
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                              $757               ($339)
===================================================================================================================================
Net income (loss) per common share and common share equivalent
    before cumulative effect for change in accounting principle                               $0.20                $0.01
Cumulative effect for change in accounting principle                                              -               (0.10)
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                                                                   $0.20              ($0.09)
===================================================================================================================================
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS                                                                  3,758                3,746
===================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(dollars in thousands)                                                              Three Months Ended March 31,
                                                                              -----------------------------------------------
                                                                                          1996                         1995
- -----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                 $757                        $(339)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                             102                           118
  Amortization of securities discount, net                                                   55                            30
  Cash received related to discount on matured investment securities                         32
  Loan fees amortized, net                                                                  (8)                           (2)
  Provision for possible loan losses                                                        ---                           175
  Deferred income tax benefit                                                             (250)                          ----
  Loss on sale of securities                                                                ---                            23
  Unrealized loss on land held for sale                                                     ---                           370
  Gain on sale of premises and equipment                                                   (36)                          (38)
  (Increase) decrease in accrued interest receivable and other assets                       620                         (678)
  Increase (decrease) in accrued expenses and other liabilities                            (55)                            74
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                       1,217                         (267)
- -----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from sale of securities:
    Available for sale                                                                      ---                         1,115
  Proceeds from maturity of securities:
    Available for sale                                                                    2,267                           168
    Held for maturity                                                                     1,146                           996
  Purchase of securities:
    Available for sale                                                                  (4,641)                       (1,052)
    Held for maturity                                                                   (3,554)                         (951)
  Net decrease of interest bearing deposits with banks                                        1                            14
  Net decrease in loans                                                                     295                         1,066
  Capital expenditures                                                                     (55)                          (93)
  Proceeds from sale of premises and equipment                                                5                             5
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     (4,536)                         1,268
- -----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net decrease in deposits                                                              (3,286)                       (2,415)
  Increase in federal funds purchased and
    securities sold under agreements to repurchase                                        1,504                           399
  Repayments of long-term debt principal                                                   (19)                          (12)
  Proceeds from conversion of equity contracts                                              396                          ----
- -----------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                   (1,405)                       (2,028)
- -----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                    (4,724)                       (1,027)
Cash and cash equivalents, beginning of year                                             22,440                        17,118
- -----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $17,716                       $16,091
- -----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                                          $1,448                        $1,198
  INCOME TAXES REFUNDED                                                                     ---                             3
- -----------------------------------------------------------------------------------------------------------------------------------

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

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the High Point Financial Corp. Annual Report on Form 10-K for the year ended December 31, 1995.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Note 2. Specific Reserves on Other Real Estate:

It is the Company's policy to establish specific reserves on properties included in other real estate when the appraised fair value of the property does not include certain estimated costs of disposition. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve. The following chart shows a comparative analysis of the quarterly level of charge-offs and provisions made to the specific reserves for the quarters ended March 31, 1995 and 1996.

                              March 31,       March 31,
(dollars in thousands)             1996            1995
- ---------------------------------------------------------


Beginning balance, January 1*     $0            $660
     Provisions                   50              30
     Charge-offs                   -            (300)
                            --------        --------
Ending balance                   $50            $390
                            ========        ========


Note 3. Interest:

Accrued expenses and other liabilities includes accrued interest expense of $557,000 at March 31, 1996 and $575,000 at December 31, 1995.

Note 4. Related Party Transactions:

Net occupancy expense includes rent on certain properties leased from FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Company. Franklin Mutual Insurance Company owns 6.7% of the outstanding Common Stock of High Point. Rent paid to FMI, Inc. was $93,000 for each of the first quarters of 1996 and 1995.

Note 5. Net Income (Loss) Per Share:

Net income (loss) per share is calculated based on the weighted average number of common share and common share equivalents outstanding during each period, adjusted for the effects of stock dividends if any. Shares issuable under the cancelable mandatory stock purchase contracts have been excluded from the computation for 1995 since their effect is immaterial. Options granted under the Company's stock option plans have also been excluded from the 1996 computation since their effect is immaterial.

Fully diluted net income per share is not presented because it approximates primary net income per share.

Note 6. Impaired Loans

NBSC adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures, as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' original effective interest rate. As a practical expedient, impairment may be measured based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

NBSC had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. Therefore, the adoption of these statements did not require an additional allowance for loan losses.

As of March 31, 1996, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                      March 31, 1996        March 31, 1995
                                 -----------------------------------------------
                                    Recorded   Valuation  Recorded     Valuation
(in thousands)                      Investment Allowance  Investment   Allowance
Impaired loans:                     ---------- ---------  ----------   ---------
  Valuation allowance required          $4,723   $1,253       $6,073     $1,432
  No valuation allowance required           --       --           --         --
                                  ---------------------------------------------
    Total impaired Loans                $4,723   $1,253       $6,073     $1,432
                                  ---------------------------------------------
This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the quarters ended March 31, 1996 and March 31, 1995 were $5,032,000 and $6,654,000, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful, in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $81,000 and $52,000 for the quarters ended March 31, 1996 and March 31, 1995, respectively.

In accordance with SFAS No. 114, a loan is classified as foreclosed property when the bank has taken possession of the collateral, regardless of whether formal proceedings take place. This is a change from previous accounting for insubstance foreclosed property under provisions of SFAS No. 15. SFAS No. 114 requires classification as foreclosed property based on actual possession whereas previous practice classified certain loans as insubstance foreclosures prior to possession based on characteristics of the borrower and underlying collateral. As a result of adopting SFAS No. 114, loans of approximately $1,048,000 no longer qualify as insubstance foreclosures based on possession criterion, and therefore have been reclassified from other assets to loans on January 1, 1995.

At March 31, 1996, NBSC had $654,000 of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114. The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

At March 31, 1996, NBSC was committed to lend $133,000 in additional funds to borrowers with loans with terms that have been modified in troubled debt restructurings.

Note 7. Capitalized Mortgage Service Rights

Statement of Financial Accounting Standards No. 122 - "Accounting For Mortgage Servicing Rights" was adopted by the Company effective January 1, 1996. This statement requires that an institution recognize as a separate asset its right to service mortgage loans for others and to evaluate its mortgage servicing rights for impairment based on the fair value of those rights. During first quarter 1996, the Company capitalized $6,000 in mortgage servicing rights. The capitalized amount of the mortgage servicing rights shall be amortized over the estimated average life of the mortgages using the interest method. The amount amortized during first quarter was $246.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Summary

See Managements' Discussion and Analysis of Financial Condition and Results of Operations included in High Point Financial Corp.'s Annual Report on Form 10-K for the period ended December 31, 1995.

For the three months ended March 31,1996, the Company's net income was $757,000 or $0.20 per share compared to a net loss of $339,000 or $0.09 per share for the same period in 1995. Net income for first quarter 1996 included a benefit for income taxes representing the partial recognition of net operating loss carryforwards through the reversal of a previously established deferred tax valuation allowance. The recognition of the tax benefit is based on the Company's evaluation of income earned in 1995 and in first quarter 1996 and based on pretax income estimated to be earned for future interim periods in 1996. This estimate will be impacted favorably or unfavorably by future results of operations.

The increase in net income from first quarter 1995 to first quarter 1996 was due to an increase in income from continuing operations which will be discussed in greater detail below. However, net income for first quarter 1996 also compares favorably with the net loss in 1995, because of the Company's 1995 adoption of SFAS

No. 121 "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be disposed of" ("SFAS No. 121"). In December 1995, High Point evaluated its land held for sale for impairment and determined that a valuation reserve of $370,000 was required. The $370,000 provision was retroactively reflected in the results of operations for first quarter 1995 as a cumulative effect of a change in accounting principle. Also included in first quarter 1995's net loss was a provision for possible loan losses totaling $175,000. No provision for possible loan losses was recorded in first quarter 1996.

At March 31, 1996, the consolidated assets of the Company were approximately $199.0 million, a decrease of $1.2 million or 0.60% from the $200.2 million reported December 31, 1995. Return on average assets was 1.51% compared to the
- -1.18% reported for the first three months last year. Return on average equity was 20.1% compared to -10.01% for the first three months of 1995.

Results of Operations

Total interest income increased from $3,272,000 reported on March 31, 1995 to $3,480,000 for March 31,1996, an increase of $208,000 or 6.4%. Average earning assets net of non-accrual loans increased from $161.1 million in the first three months of 1995 to $179.4 million in the first three months of 1996, an increase of $18.3 million or 11.4%. Interest income increased $342,000 as a result of an increase in the volume of earning assets, offset by a decrease of $134,000 due to a decline in the average yield on earning assets. The decline in yield is due to the declining rate environment but is also due to a shift in composition in earning assets. Average loans have declined $1.3 million from first quarter 1995 to first quarter 1996 while average investments have increased $16.3 million from first quarter 1995 to first quarter 1996. Because investments generally earn a lesser yield than loans, this lowers the overall yield on earning assets.

While the amount of loans on non-accrual continues to impact interest income and fees on loans, average non-accruals continued to decline from $7,874,000 for the first three months of 1995 to $5,713,000 for the first three months of 1996, a decline of 27.4%. Interest lost on non-accrual loans was approximately $177,000 for the first three months of 1995 compared to $150,000 for the first three months of 1996.

Total interest expense increased from $1,282,000 in the first quarter of 1995, to $1,430,000 in the first quarter of 1996, an increase of $148,000 or 11.5%. The major contributing factor of the increase in interest expense results from an increase in the average volume of interest bearing liabilities from $136.2 million for first quarter 1995 to $146.9 million for first quarter 1996. Interest expense increased $103,000 due to an increase in volume and $45,000 due to an increase in the cost of funds.

Net interest income for the first three months of 1996 was $2,050,000 compared to $1,990,000 for the same period in 1995, an increase of $60,000 or 3.0%. No provision for possible loan losses was recorded for the first three months of 1996 compared to a provision of $175,000 for the same period in 1995. For further information, see discussion under "Financial Condition" below.

Total non-interest income increased from $537,000 for the first three months of 1995 to $649,000 for the first three months of 1996, an increase of $112,000 or 20.9%. Service charges on deposit accounts increased $21,000 as a result of increased volume of demand deposit accounts. Other service charges, commissions and fees increased $40,000 as a result of an increase in commissions on annuities and brokerage services. Also increasing were aggregate gains (losses) on the sales of securities and loans, which increased from a net loss of $20,000 in first quarter 1995 to a net gain of $10,000 in the first quarter of 1996.

Total non-interest expense decreased from $2,316,000 reported in the first quarter of 1995 to $2,188,000 in the first quarter 1996, a decrease of $128,000 or 5.5%. Salaries and employee benefit expense decreased from $1,182,000 in first quarter 1995 to $1,125,000 in first quarter 1996, a decrease of $57,000 or 4.8%. The decline in salary and benefit expense results from terminations and attrition which occurred in second quarter 1995. Other expenses decreased from $657,000 to $562,000, a decrease of $95,000 or 14.5%. Included in this decrease was a $42,000 decrease in FDIC insurance expense resulting from a reduction in deposit premiums. Marketing expense also declined from $97,000 for the first quarter of 1995 to $57,000 for first quarter 1996, a decline of $40,000.

Financial Condition

At March 31, 1996, loans, net of unearned income, were $104.8 million compared to $104.9 million reported December 31, 1995, an decrease of approximately $100,000, or 0.1%. There were $213,000 in loans held for sale as of March 31, 1996, compared to $628,000 at year-end 1995. Mortgage loans, including those held for sale, increased $907,000, from $24.7 million at December 31, 1995 to $25.6 million at March 31, 1996. During the first three months of 1996, $518,000 in mortgages have been sold in the secondary market offset by $1.4 million in new mortgages net of repayments. Commercial loans declined from $58.3 million on December 31, 1995 to $55.7 million on March 31, 1996, a decrease of $2.6 million or 4.5%. Real estate construction loans have remained approximately at their year-end levels of $4.3 million. Installment loans increased during this period from $18.1 million to $19.3 million, an increase of $1.2 million or 6.6%.

Since December 31, 1995, the Company's total security portfolio increased $4.3 million. Purchases of securities in the held to maturity portfolio totaled $3.6 million. Purchases in the available for sale portfolio totaled $4.6 million. There were no sales of securities during the first quarter of 1996. There were maturities of $2.4 million and $1.1 million in the available for sale and held to maturity portfolios, respectively. As of March 31, 1996, the Company had an unrealized loss of $182,000 on securities in the available for sale portfolio. At March 31,1996, there were $51.2 million in securities classified as available for sale. These securities are those which are held for an indefinite period of time which management may use as part of its operating strategy or which may be sold as part of responses to changes in interest rates, changes in prepayment risk or other similar factors. Securities available for sale are recorded on the balance sheet at their fair value.

Total deposits decreased from approximately $178.3 million on December 31, 1995 to approximately $175.0 million on March 31, 1996, a decline of $3.3 million or 1.9%. During this period, time deposits increased from $59.1 million to $59.4 million, an increase of $300,000 or 0.5%. Balances in interest bearing and non-interest bearing transaction accounts declined $342,000 and $3.3 million, respectively. The decline in deposits from December 31, 1995 to March 31, 1996 was the result of a cyclical outflow of deposits which generally occurs in first quarter of every year.

Non-performing loans, as the schedule below indicates, were $6.7 million at March 31, 1996, a decrease of $700,000 or 9.5% from the $7.4 million reported year-end 1995. In addition, non-performing loans decreased $5.0 million or 42.7% from March 31, 1995.

Non-performing assets at
(dollars in thousands)            3/31/96  12/31/95 9/30/95 6/30/95 3/31/95
- --------------------------------------------------------------------------------
Loans past due over 90 days       $   126 $   156 $   188 $   363 $   129
Loans on non-accrual(1)             5,923   5,744   4,993   6,319   7,581
Troubled debt restructurings (2)      654   1,532   1,522   1,579   4,007
                                  ----------------------------------------------
Total non-performing loans          6,703   7,432   6,703   8,261  11,717
Other real estate                   2,558   2,741   4,213   4,910   4,663
                                  ----------------------------------------------
Total non-performing assets        $9,261 $10,173 $10,916 $13,171 $16,380
                                  ==============================================

(1)Includes loans previously accounted for as in-substance foreclosure now accounted for as non-accrual loans according to SFAS No. 114.

(2)Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

Non-accrual loans decreased from $7.6 million reported March 31, 1995 to $5.7 million at year-end 1995 but increased marginally to $5.9 million at March 31, 1996. Other real estate decreased $183,000 in the first three months of 1996 and decreased $2.1 million from March 31, 1995. Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is a valid appraisal on file which conforms to regulatory guidelines. Upon transfer or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction of the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received in accordance with regulatory guidelines. Throughout the year, properties are generally inspected and marketing efforts reviewed to determine any potential deterioration in value. Based on this continuing review and results of updated appraisals as required, any further deterioration to the market value is expensed to the net cost of operation of other real estate. During first quarter 1996, NBSC classified no new properties as other real estate. Properties that were sold totaled $158,000. There were $25,000 in direct writedowns of other real estate in the first quarter of 1996.

Loans classified by management but not included above as non-performing assets at March 31, 1996 include $5.8 million classified as "special mentioned" and $9.5 million classified as "substandard". These loans as of March 31, 1996 were not past due over 90 days. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary.

The allowance for possible loan losses decreased from $4.6 million on December 31, 1995 to $4.4 million on March 31, 1996. The following chart indicates the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                             For the quarter ended
                              ----------------------------------------------
(dollars in thousands)          3/31/96  12/31/95 9/30/95  6/30/95   3/31/95
- ----------------------------------------------------------------------------

Beginning balance               $4,609    $4,801   $4,954   $5,117    $5,234

   Loans charged-off              (309)     (506)    (254)    (308)     (403)
   Loans recovered                 128       314      101       95       111
                               ----------------------------------------------
Net (charge-offs) recoveries      (181)     (192)    (153)    (213)     (292)

Provision                            -         -        -       50       175
                               ----------------------------------------------
Ending balance                  $4,428    $4,609   $4,801   $4,954    $5,117
                               ==============================================

Ratio of allowance for possible
loan losses to non-performing
loans                             66.1%     62.0%    71.6%    60.0%     43.7%
                               ==============================================

No provision for possible loan losses was recorded for the first three months of 1996. NBSC's ratio of the allowance for possible loan losses to non-performing loans is lower than regional and national peer statistics but has increased substantially from the 43.7% reported March 31, 1995 to 66.1% on March 31, 1996 as a result of provisions made December 31, 1994 and March 31, 1995 and as a result of declines in non-performing loans. NBSC's management believes that its allowance for possible loan losses is adequate because of the nature of its methodology to monitor the allowance for possible loan losses. NBSC performs the following procedures in order to evaluate the adequacy of the allowance for possible loan losses: First, NBSC conducts a loan specific review each quarter. This review assesses the estimated future losses for every loan classified as non-performing, as well as performing loans which have been criticized (either internally or by NBSC's regulators) which do not meet the requirements for non-performing loan status. Second, management monitors on a periodic basis the status of larger non-criticized credits for changes and developments which could affect future collectibility. Third, NBSC assesses the potential for loan losses in performing loans and off balance sheet credit commitments, which are not specifically reviewed, by estimating general reserve requirements based on historical and anticipated collection statistics. The aggregate of specific credit review and general reserve requirements are monitored at least quarterly to ensure that the level of NBSC's allowance for possible loan losses is adequate. Management also evaluates the adequacy of the allowance for possible loan losses based on trends in non-performing loans and charge-offs, the Company's loan loss experience and present and prospective economic conditions within the market area. Included in the economic analysis is a review of appraisals received in accordance with regulatory guidelines. Management incorporates any trends in the fair value of the collateral underlying loans in its analysis of the adequacy of the allowance for possible loan losses. As a result of this ongoing analysis, management believes at this time that the allowance for possible loan losses is adequate to absorb any additional losses that may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given period which could be substantial in relation to the size of the Company's allowance.

Capital Resources

Stockholders' equity increased $1,111,000 during the first three months of 1996 to $15.7 million. The increase in stockholders' equity resulted not only from recording net income in first quarter 1996, but also from the conversion of $781,000 of equity contracts to Common Stock on March 1, 1996. This included the conversion of $397,000 of equity contracts paid by cash and $384,000 paid by tendering debentures. The equity contracts were due to convert March 1, 1996 at a conversion rate of $19.167 per share. Partially offsetting the positive impact of net income and the equity contract conversion on capital was a decline in the market value of the Company's available for sale security portfolio. The Company recorded an unrealized loss on securities available for sale of $182,000 compared to an unrealized gain of $244,000 at year-end 1995. The book value (total of stockholders' equity divided by the number of common shares issued and outstanding) of the Company's common stock was $4.14 at March 31, 1996 compared to the $3.89 reported at December 31,1995.

On April 1, 1996, NBSC received notification from its primary regulator, the Office of the Comptroller of the Currency (the "OCC"), that NBSC's stipulation and consent agreement (the "Consent Order") had been terminated as of March 27, 1996. The Consent Order, among other things, required NBSC to maintain a 6% leveraged capital ratio and prohibited NBSC from paying dividends.

The following chart represents the capital ratios of the Company and its subsidiary, NBSC, on March 31, 1996, compared to minimum regulatory requirements:
                                The Company               NBSC
                           -------------------   ------------------------
                           Minimum               Minimum
                           Required  3/31/96     Required       3/31/96
- --------------------------------------------------------------------------------
   Leverage Ratio          3.00%(2)    7.91% (2)  3.00% (1)      7.03%(1)
   Risk Based:
     Tier I                4.00%      14.79%      4.00%         13.26%
     Tier I plus Tier II   8.00%      16.20%      8.00%         14.55%

(1) The OCC requires banks that are considered to be strong to maintain a minimum ratio of 3%. Banks that do not meet the applicable regulatory standards are required to maintain higher ratios. While NBSC does not meet the standards to be considered a strong bank, management believes its capital levels are adequate.

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

At High Point, liquidity is provided by funds received from the subsidiary bank in the form of dividends and by sale of High Point assets. NBSC, as a national bank, is subject to the dividend restrictions set forth by the OCC. Under such restrictions, NBSC may not, without the prior approval of the OCC, declare dividends in excess of the current year's earnings plus the retained earnings from the prior two years. The bank also is restricted from paying dividends if at anytime losses have been sustained by the bank that exceed its retained earnings. At this time, NBSC's earnings for the current year plus the retained earnings from the prior two years are $1,678,000. However, NBSC has an accumulated deficit of $3,395,000. Until NBSC's profits reduce the deficit and NBSC's retained earnings exceed its losses, it will be unable to pay dividends to High Point. NBSC cannot anticipate when it will resume dividend payments to High Point. High Point under the terms of its written agreement with the Federal Reserve Bank (FRB), is prohibited from paying dividends to its shareholders without prior approval by the FRB. High Point cannot anticipate when it will resume dividend payments.

High Point's major cash flow requirements are to meet the monthly principal, interest and fee payments totaling approximately $17,000 on its note payable and to pay the quarterly interest payments of $3,000 to its remaining Redeemable Subordinated Debenture holders. High Point also has legal fees, printing expenses, external auditing fees and other miscellaneous fees to be paid throughout the year. The remaining obligation of $1,122,000 to the lending bank on the note secured by land is due in a final balloon payment on January 2, 1998. High Point plans to meet this obligation through the disposition of the land held for sale although no assurance can be given that such a transaction or series of transactions will result to meet this obligation. There is a contract for sale on 32 acres of the land held for sale. There is no assurance that this land sale will be consummated and if the sale is consummated, it is possible that it may not close until January 1998. The remainder of the land continues to generate interest among potential buyers. High Point is also obligated to pay in cash the remaining $127,000 of Redeemable Subordinated Debentures on March 1, 1997.

Under the loan agreement that the note secures, High Point is required to maintain Consolidated Tangible Net Worth (defined as (A) shareholders' equity (including the value of common stock and debentures) less (B) intangible assets) of $10.0 million. At December 31, 1995 and at March 31, 1996, High Point had Consolidated Tangible Net Worth of $15,069,000 and $15,796,000, respectively.

At March 31, 1996, High Point had $17,000 in cash and $800,000 in federal funds sold available to meet its liquidity needs. High Point has $124,000 in an escrow account to service the note payable. Also, High Point has securities available for sale, which at March 31, 1996, had a market value of $213,000.

Effect of Interest Rates

In 1996, interest rates began to increase, which potentially could affect NBSC's ability to earn net interest income in the future. One tool that NBSC uses to measure the potential impact from interest rate changes is the static gap report. The static gap report shows when certain interest-earning assets and interest-bearing liabilities could potentially reprice. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more interest rate-sensitive assets repricing within a given time frame than interest rate-sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability-sensitive (meaning that is has more liabilities repricing in a given time frame than assets), and interest rates increase, the net interest margin should decrease. As of March 31, 1996, the Company's interest rate-sensitive liabilities exceeded its interest rate-sensitive assets by $11.1 million, excluding non-interest bearing demand deposits (which are not affected by interest rate changes). What gap theory does not take into account is that when interest rate changes occur they do not always affect rate-sensitive assets at the same time or proportionately. In addition to gap analysis, management uses simulation modeling under a variety of scenarios to estimate its interest rate sensitivity. Based on management's analysis of its interest rate sensitivity, if interest rates were to increase by 100 basis points, net interest income would increase approximately $112,000. Conversely, if interest rates were to decrease by 100 basis points, net interest income would decrease by the same amount.


HIGH POINT FINANCIAL CORP.  Computation of Net Income Per Share - (Unaudited)

                                                                                           Three months ended March 31,
                                                                                       -------------------------------------
        Net Income Per Share (Primary)                                                                    1996        1995
        --------------------------------------------------------------------------------------------------------------------
        Net income                                                                                    $757,000      $31,000

        After-tax interest expense related to the assumed reduction of
          outstanding debt*                                                                                ---          ---
        --------------------------------------------------------------------------------------------------------------------
    (1) Income applicable to common stock                                                             $757,000      $31,000
        ====================================================================================================================
        Shares used in this computation:

        Weighted average number of common shares outstanding                                         3,757,858    3,745,760

        Number of shares issuable on conversion of mandatory stock purchase contracts and
          exercise of stock options classified as common share equivalents*                                ---          ---
        --------------------------------------------------------------------------------------------------------------------
    (2) Adjusted weighted average number of common shares and common share
          equivalents *                                                                              3,757,858    3,745,760
        ====================================================================================================================
        Net income per common share and common share equivalents (primary)
          (1 divided by 2) *                                                                             $0.20        $0.01
        ====================================================================================================================

       *The after-tax interest expense related to the assumed reduction of outstanding debt, the number of shares issuable on conversion of mandatory stock purchase contracts classified as common share equivalents are excluded from the 1995 and 1996 computation since their effect is immaterial.

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

       (b) Reports on Form 8-K.

        A Report on Form 8-K was filed on April 11, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         High Point Financial Corp.
                                         -------------------------
                                               (Registrant)





Dated:    May 9, 1996
- -----------------------------



By/s/ Rita A. Myers                      By /s/ Gregory W. A. Meehan
- ------------------------                 ---------------------------------
       Rita A. Myers                             Gregory W. A. Meehan
        Comptroller                         Vice President and Treasurer