Form 10-Q
period 1996-06-30
HIGH POINT FINANCIAL CORP
filed 1996-08-09
CIK 708815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         30-Jun-96
                                                       ---------
                                           OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number                 0-12430
                                       -------
                          HIGH POINT FINANCIAL CORP.
          ----------------------------------------------------------
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


- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

As of June 30, 1996 there were 3,786,480 shares outstanding of Common Stock, no par value.

                          HIGH POINT FINANCIAL CORP.


                                Form 10-Q Index

                                                                                                 Page
                Part I       Financial Information


Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995              3

         Consolidated Statements of Operations - Unaudited Six Months Ended June 30, 1996
         and 1995                                                                                   4

         Consolidated Statements of Cash Flow - Unaudited Six Months Ended June 30, 1996
         and 1995                                                                                   5

         Notes to Consolidated Financial Statements (unaudited)                                     6


Item 2.  Management's Discussion and Analysis of Financial  Condition and Results of
         Operations                                                                                 7


                Part II      Other Information

Item 1.  Legal Proceedings                                                                         14

Item 2.  Changes in Securities                                                                     14

Item 3.  Defaults Upon Senior Securities                                                           14

Item 4.  Submission of Matters to a Vote of Security Holders                                       14

Item 5.  Other Information                                                                         14

Item 6.  Exhibits and Reports on Form 8-K                                                          14

Item 1.  Financial Information


CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
                                                                                   June 30, 1996     December 31,
ASSETS                                                                               (unaudited)            1995
- -----------------------------------------------------------------------------------------------------------------
 Cash and due from banks                                                                  $8,778         $11,290
 Federal funds sold                                                                       11,400          11,150
- -----------------------------------------------------------------------------------------------------------------
  Total cash and cash equivalents                                                         20,178          22,440
 Interest bearing deposits with banks                                                        125             125
 Securities:
  Available for sale, at fair value                                                       51,077          49,304
  Held to maturity, at cost (market value of $19,329 in 1996 and
   $15,483 in 1995)                                                                       19,576          15,392
- -----------------------------------------------------------------------------------------------------------------
    Total securities                                                                      70,653          64,696

 Loans held for sale                                                                          11             628
 Loans                                                                                   106,515         104,863
  Less: Unearned income                                                                       14              30
        Allowance for possible loan losses                                                 4,121           4,609
- -----------------------------------------------------------------------------------------------------------------
      Net loans                                                                          102,380         100,224
 Land held for sale                                                                        2,135           2,135
 Premises and equipment - net                                                              2,744           2,692
 Accrued interest receivable                                                               1,403           1,388
 Other real estate (Note 2)                                                                2,145           2,741
 Other assets                                                                              3,840           3,115
- -----------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                        $205,614        $200,184
- -----------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------
Deposits:
  Transaction accounts:
   Interest bearing                                                                      $25,224         $25,092
   Non-interest bearing                                                                   39,657          38,334
  Savings accounts                                                                        57,697          55,832
  Time accounts (includes CDs $100 or over of $7,516 and $9,372 on
    June 30, 1996 and December 31, 1995, respectively)                                    59,277          59,067
- -----------------------------------------------------------------------------------------------------------------
    Total deposits                                                                       181,855         178,325
  Securities sold under agreements to repurchase                                           3,694           2,959
  Accrued expenses and other liabilities (Note 3)                                          2,444           2,561
  Note payable                                                                             1,233           1,270
  Redeemable subordinated debentures, 8.5% due March 1, 1997                                 127             511
- -----------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    189,353         185,626
- -----------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
 Preferred stock, authorized 1,000,000 shares, no shares issued                             ----            ----
 Common stock, no par value; stated value $5 per share; authorized 5,000,000
  shares, issued 3,786,480 shares in 1996 and 3,745,760 shares in 1995                    18,932          18,729
  Additional Paid-in-Capital                                                               5,791           5,214
  Accumulated Deficit                                                                     (8,096)         (9,629)
  Unrealized gain (loss) on securities available for sale                                   (366)            244
- -----------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                             16,261          14,558
- -----------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $205,614        $200,184
- -----------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
(dollars in thousands, except per share data)
                                                             Three Months Ended June 30,       Six Months Ended June 30,
                                                                     1996                1995          1996               1995
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest income and fees on loans                                  $2,255              $2,306        $4,569             $4,645
Interest on securities:
  Taxable interest income                                           1,048                 859         2,057              1,669
Interest on deposits with banks                                         1                   -             1                  1
Interest on federal funds sold                                        158                 183           315                306
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                           3,462               3,348         6,942              6,621
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                1,328               1,284         2,681              2,488
Interest on other borrowed money                                       37                  31            75                 61
Interest on debentures                                                  2                  11            11                 22
Interest on note payable                                               29                  35            59                 72
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                          1,396               1,361         2,826              2,643
- -------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                 2,066               1,987         4,116              3,978
Less: Provision for possible loan losses-                                                  50             -                225
- -------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR                             2,066               1,937         4,116              3,753
POSSIBLE LOAN LOSSES
NON-INTEREST INCOME
Service charges on deposit accounts                                   347                 340           693                665
Other service charges, commissions and fees                           242                 136           439                292
Gain (loss) on the sales of securities                                (10)                 30           (10)                 6
Gain (loss) on the sales of  loans                                     (1)                 10             9                 14
Gain on sale of bank premises                                          31                  36            67                 74
Other income                                                           46                  43           106                 80
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                         655                 595         1,304              1,131
- -------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits                                      1,136               1,128         2,261              2,310
Net occupancy expense                                                 238                 234           476                483
Equipment expense                                                     134                 134           267                271
Legal expense                                                         115                  74           188                115
Net cost of operation of other real estate                             78                 193           135                242
Other expenses                                                        612                 729         1,174              1,387
- -------------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                      2,313               2,492         4,501              4,808
- -------------------------------------------------------------------------------------------------------------------------------
Income before provision (benefit) for income taxes and
 cumulative
    effect for change in accounting principle                         408                  40           919                 76
Provision (benefit) for income taxes                                 (368)                  4          (614)                 9
- -------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect for change in
 accounting principle                                                 776                  36         1,533                 67
Cumulative effect of change in accounting principle                     -                   -             -               (370)
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                    $776                 $36        $1,533              ($303)
===============================================================================================================================
Net income (loss) per common share and common share
 equivalent before cumulative effect for change in accounting
     principle                                                      $0.20               $0.01         $0.41              $0.02
Cumulative effect for change in accounting
 principle                                                              -                   -             -              (0.10)
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                                         $0.20               $0.01         $0.41             ($0.08)
===============================================================================================================================
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS                                        3,786               3,746         3,772              3,746
===============================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


(dollars in thousands)                               Six Months Ended June 30,
                                                 ----------------------------------
                                                                      1996    1995
- -----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                   $1,533   $(303)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                        205     220
  Amortization of securities discount, net                             105      53
  Cash received related to discount on matured investment
   securities                                                          (81)   ----
  Loan fees amortized, net                                             (15)     (8)
  Provision for possible loan losses                                  ----     225
  Deferred income tax benefit                                         (620)   ----
  (Gain) loss on sale of securities                                     10      (6)
  Unrealized loss on land held for sale                               ----     370
  Gain on sale of premises and equipment                               (67)    (74)
  (Increase) decrease in accrued interest receivable and other
   assets                                                              476    (767)
  Increase (decrease) in accrued expenses and other liabilities        (45)    224
- -----------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  1,501     (66)
- -----------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from sale of securities:
    Available for sale                                               2,007   2,223
  Proceeds from maturity of securities:
    Available for sale                                               5,842   2,806
    Held for maturity                                                2,351     362
  Purchase of securities:
    Available for sale                                             (10,256) (1,604)
    Held for maturity                                               (6,545) (6,932)
  Net decrease of interest bearing deposits with banks                ----      (3)
  Net (increase) decrease in loans                                  (1,524)  2,936
  Capital expenditures                                                (267)   (145)
  Proceeds from sale of premises and equipment                           5       4
- -----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                               (8,387)   (353)
- -----------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in deposits                                           3,530   1,918
  Increase in federal funds purchased and
    securities sold under agreements to repurchase                     735     523
  Repayments of long-term debt principal                               (37)   (175)
  Proceeds from conversion of equity contracts                         396    ----
- -----------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,624   2,266
- -----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (2,262)  1,847
Cash and cash equivalents, beginning of period                      22,440  17,118
- -----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $20,178 $18,965
- -----------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                     $2,851  $2,470
  INCOME TAXES REFUNDED                                                 (3)      6
- -----------------------------------------------------------------------------------

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

Note 2. Specific Reserves on Other Real Estate:

It is the Company's policy to establish specific reserves on properties included in other real estate when the appraised fair value of the property does not include certain estimated costs of disposition. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve. The following chart shows a comparative analysis of the quarterly level of charge-offs and provisions made to the specific reserves for the six months ended June 30, 1995 and 1996.

                           June 30,        June 30,
(dollars in thousands)         1996            1995
- ---------------------------------------------------

Beginning balance, January 1    $0            $660
     Provisions                 50              39
     Charge-offs                 -            (450)
                            -------         -------
Ending balance                 $50            $249
                            =======         =======

Note 3. Interest:

Accrued expenses and other liabilities includes accrued interest expense of $550,000 at June 30, 1996 and $575,000 at December 31, 1995.

Note 4. Related Party Transactions:

Net occupancy expense includes rent on certain properties leased from FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Company. Franklin Mutual Insurance Company owns 6.6% of the outstanding Common Stock of High Point. Rent paid to FMI, Inc. year-to-date 1995 and year-to-date 1996 was $185,000 for each six month period.

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

As of June 30, 1996, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:



                                       30-Jun-96            30-Jun-95
                                  -----------------------------------------
                                   Recorded  Valuation  Recorded  Valuation
                                  Investment Allowance Investment Allowance
                                  ---------- --------- ---------- ---------
(in thousands)
Impaired loans:
  Valuation allowance required       $4,462    $1,061     $5,204   $1,374
  No valuation allowance required       ---       ---        ---      ---
                                  -----------------------------------------
    Total impaired Loans             $4,462    $1,061     $5,204   $1,374
                                  -----------------------------------------

This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the six months ended June 30, 1996 and June 30, 1995 were $4,641,000 and $6,489,000, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful, in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $77,000 and $73,000 for the six months ended June 30, 1996 and June 30, 1995, respectively.

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

At June 30, 1996, NBSC had $517,000 of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114. The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

At June 30, 1996, NBSC was committed to lend $28,000 in additional funds to borrowers with loans with terms that have been modified in troubled debt restructurings.

Note 7. Capitalized Mortgage Service Rights

Statement of Financial Accounting Standards No. 122 - "Accounting For Mortgage Servicing Rights" was adopted by the Company effective January 1, 1996. This statement requires that an institution recognize as a separate asset its right to service mortgage loans for others and to evaluate its mortgage servicing rights for impairment based on the fair value of those rights. During the first six months of 1996, the Company capitalized $6,000 in mortgage servicing rights. The capitalized amount of the mortgage servicing rights shall be amortized over the estimated average life of the mortgages using the interest method. The amount amortized during first six months was $500.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Summary

See Managements' Discussion and Analysis of Financial Condition and Results of Operations included in High Point Financial Corp.'s Annual Report on Form 10-K for the period ended December 31, 1995.

For the six months ended June 30, 1996, the Company's net income was $1,533,000 or $0.41 per share compared to net loss of $303,000 or $0.08 per share for the same period in 1995. Net income for first six months of 1996 included a benefit for income taxes representing the partial recognition of net operating loss carryforwards through the reversal of a previously established deferred tax valuation allowance. The recognition of the tax benefit is based on the Company's evaluation of income earned in 1995 and in first six months of 1996 and based on pretax income estimated to be earned for future interim periods in 1996. This estimate will be impacted favorably or unfavorably by future results of operations.

The increase in net income from the first six months of 1995 to the first six months in 1996 was due to an increase in income from continuing operations which will be discussed in greater detail below. However, net income for the first six months of 1996 also compares favorably with the net loss in 1995, due to the

Company's 1995 adoption of SFAS No. 121 "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be disposed of" ("SFAS No. 121"). In accordance with SFAS No. 121, in December 1995, High Point evaluated its land held for sale for impairment and determined that a valuation reserve of $370,000 was required. The $370,000 provision was retroactively reflected in the results of operations for first six months of 1995 as a cumulative effect of a change in accounting principle. Also included in the net loss for the first six months of 1995 was a provision for possible loan losses totaling $225,000. No provision for possible loan losses was recorded in first six months of 1996.

At June 30, 1996, the consolidated assets of the Company were approximately $205.6 million, an increase of $5.4 million or 2.7% from the $200.2 million reported December 31, 1995. Return on average assets for the first six months of 1996 was 1.52% compared to the (0.33%) reported for the same period last year. Return on average equity was 19.85% year-to-date 1996 compared to (4.64%) for the first six months of 1995.

Results of Operations

Total interest income increased from $6,621,000 reported on June 30, 1995 to $6,942,000 for June 30, 1996, an increase of $321,000 or 4.8%. Average earning assets net of non-accrual loans increased from $163.4 million in the first six months of 1995 to $181.1 million in the first six months of 1996, an increase of $17.7 million or 10.8%. Interest income increased $637,000 as a result of an increase in the volume of earning assets, offset by a decrease of $316,000 due to a decline in the average yield on earning assets. The decline in yield is due to the declining rate environment but is also due to a shift in composition in earning assets. Average loans have increased $290,000 from first half 1995 to first half 1996 while average investments have increased $14.1 million from the first six months of 1995 to the first six months of 1996. Because investments generally earn a lesser yield than loans, the increased percentage of investments as compared to loans effectively reduced the overall yield on earning assets.

While the amount of loans on non-accrual continues to impact interest income and fees on loans, average non-accruals continued to decline from $7,744,000 for the first half of 1995 to $5,672,000 for the first half of 1996, a decline of 26.8%. Interest lost on non-accrual loans was approximately $338,000 for the first six months of 1995 compared to $281,000 for the first six months of 1996.

Total interest expense increased from $2,643,000 in the first six months of 1995, to $2,826,000 in the first six months of 1996, an increase of $183,000 or 6.9%. The major contributing factor of the increase in interest expense was an increase in the average volume of interest bearing liabilities from $137.2 million for the first six months of 1995 to $147.5 million for the first six months of 1996. Interest expense increased $197,000 due to an increase in volume offset by a decline of $14,000 due to a decrease in the cost of funds.

Net interest income for the first six months of 1996 was $4,116,000 compared to $3,978,000 for the same period in 1995, an increase of $138,000 or 3.5%. No provision for possible loan losses was recorded for the first six months of 1996 compared to a provision of $225,000 for the same period in 1995. For further information, see discussion under "Financial Condition" below.

Total non-interest income increased from $1,131,000 for the first six months of 1995 to $1,304,000 for the first six months of 1996, an increase of $173,000 or 15.3%. Service charges on deposit accounts increased $28,000 as a result of increased volume of demand deposit accounts. Other service charges, commissions and fees increased $147,000 primarily as a result of an increase in commissions on annuities and brokerage services.

Total non-interest expense decreased from $4,808,000 reported in the first six months of 1995 to $4,501,000 in the first six months of 1996, a decrease of $307,000 or 6.4%. Salaries and employee benefit expense decreased from $2,310,000 in the first six months of 1995 to $2,261,000 in the first six months of 1996, a decrease of $49,000 or 2.1%. The reduction in salary and employee benefit expense is related both to the decline in part-time salary expense and to a reduction in hospital and medical benefit costs. Net cost of operation of other real estate decreased substantially from $242,000 reported in the first half of 1995 to $135,000 in the first half of 1996, a decrease of $107,000 or 44.2%. Other expenses decreased from $1,387,000 to $1,174,000, a decrease of $213,000 or 15.4%. Included in this decrease was an $82,000 decrease in FDIC insurance expense resulting from a reduction in deposit premiums. Marketing expense also declined from $215,000 for the first six months of 1995 to $122,000 for the first six months of 1996, a decline of $93,000. Appraisal fees declined from $86,000 for the first six months of 1995 to $41,000 in 1996, a decline of $45,000 due to high costs incurred in 1995 from the implementation of SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

Quarter to Quarter Analysis

Total interest income increased from $3,348,000 for second quarter 1995 to $3,462,000 for the same period in 1996, an increase of $114,000 or 3.4%. Interest income on average earning assets increased $298,000 due to an increase in volume offset by a decline of $184,000 due to a decrease in rates of earning assets. The average amount of loans on non-accrual for second quarter 1996 and second quarter 1995 were $5,623,000 and $7,298,000 respectively. Interest lost on loans on non-accrual for second quarter 1996 and second quarter 1995 were $132,000 and $155,000, respectively.

Total interest expense increased from $1,361,000 in second quarter 1995 to $1,396,000 in second quarter 1996, an increase of $35,000 or 2.5%. Interest expense increased $88,000 due to the increase in the volume of interest bearing liabliities offset by a decline of $53,000 due to the decrease in rates.

Net interest income for the second quarter of 1996 increased from $1,987,000 in 1995 to $2,066,000 in 1996, an increase of $79,000. There was no provision for possible loan losses in the second quarter of 1996 compared to a $50,000 provision for possible loan losses in second quarter 1995.

Total non-interest income increased from $595,000 in second quarter 1995 to $655,000 in second quarter 1996, an increase of $60,000 or 10.1%. The increase consists of recording an increase of $106,000 in other service charges, commissions and fees which resulted from increases in full brokerage service fees and commissions on annuity sales as well as increases in other miscellaneous service charges. The increase in other service charges, commissions and fees was offset by recording $11,000 in losses on sales of securities and loans in second quarter 1996 compared to $40,000 in gains recorded during the same period in 1995.

Total non-interest expense decreased from $2,492,000 reported in second quarter 1995 to $2,313,000 for the second quarter in 1996, a decrease of $179,000 or 7.2%. Net cost of operation of other real estate declined from $193,000 for the second quarter of 1995 to $78,000 for the same period in 1996, a decrease of $115,000. Other expenses declined from $729,000 in second quarter 1995 to $612,000 in second quarter 1996, a decrease of $117,000. Decreases in other expenses included a $52,000 decrease in marketing expense and a $40,000 decrease in FDIC fee expense.

Financial Condition

At June 30, 1996, loans were $106.5 million compared to $104.9 million reported December 31, 1995, an increase of approximately $1.6 million or 1.5%. The Company had an aggregate of $11,000 in loans held for sale as of June 30, 1996, compared to $628,000 at year-end 1995. Mortgage loans, including those held for sale, increased $4.0 million, from $24.7 million at December 31, 1995 to $28.7 million at June 30, 1996. During the first six months of 1996, $518,000 in mortgages have been sold in the secondary market offset by $4.5 million in new mortgages net of repayments. Commercial loans declined from $58.3 million on December 31, 1995 to $52.1 million on June 30, 1996, a decrease of $6.2 million or 10.6%. Real estate construction loans have increased from their year-end 1995 levels of $4.3 million to $5.3 million on June 30, 1996, an increase of $1.0 million or 23.2%. Installment loans increased during this period from $18.1 million to $20.4 million, an increase of $2.3 million or 12.7%.

Since December 31, 1995, the Company's total security portfolio increased $6.0 million. Purchases of securities in the held to maturity portfolio totaled $6.5 million. Purchases in the available for sale portfolio totaled $10.3 million. There were $2.0 million in sales of securities during the first half of 1996. There were maturities of $5.8 million and $2.4 million in the available for sale and held to maturity portfolios, respectively. As of June 30, 1996, the Company had an unrealized loss of $366,000 on securities in the available for sale portfolio compared to an unrealized gain on securities available for sale as of December 31, 1995. At June 30, 1996, there were $51.4 million in securities classified as available for sale, including $26.4 million in US Treasury Notes with an average maturity of less than three years. The available for sale securities are those which are held for an indefinite period of time which management may use as part of its operating strategy or which may be sold as part of responses to changes in interest rates, changes in prepayment risk or other similar factors. Securities available for sale are recorded on the balance sheet at their fair value.

Total deposits increased from approximately $178.3 million on December 31, 1995 to approximately $181.9 million on June 30, 1996, an increase of $3.6 million or 2.0%. During this period, savings deposits increased from $55.8 million to $57.7 million, an increase of $1.9 million or 3.4%. Balances in non-interest bearing transaction accounts increased from $38.3 million at year-end 1995 to $39.7 million on June 30, 1995, an increase of $1.4 million, or 3.7%.

Non-performing loans, as the schedule below indicates, were $5.7 million at June 30, 1996, a decrease of $1.7 million or 23.0% from the $7.4 million reported year-end 1995. In addition, non-performing loans decreased $2.6 million or 31.3% from June 30, 1995.



Non-performing assets at           6/30/96   3/31/96   12/31/95    9/30/95    6/30/95
- -------------------------------------------------------------------------------------
(dollars in thousands)
Loans past due over 90 days       $  361    $  126     $   156    $  188    $   363
Loans on non-accrual               4,789     5,923       5,744     4,993      6,319
Troubled debt restructurings*        517       654       1,532     1,522      1,579
                                  -------------------------------------------------
Total non-performing loans         5,667     6,703       7,432     6,703      8,261
Other real estate                  2,195     2,558       2,741     4,213      4,910
                                  -------------------------------------------------
Total non-performing assets       $7,862    $9,261     $10,173   $10,916    $13,171
                                  =================================================

*Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

Non-accrual loans decreased from $5.7 million reported at year-end 1995 to $4.8 million at June 30, 1996, a decrease of $900,000 or 15.8%. Non-accruals decreased by $1.5 million or 23.8% from their June 30, 1995 levels. Other real estate decreased $546,000 in the first six months of 1996 and decreased $2.7 million from June 30, 1995. Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is a valid appraisal on file which conforms to regulatory guidelines. Upon transfer or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction of the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received in accordance with regulatory guidelines. Throughout the year, properties are generally inspected and marketing efforts reviewed to determine any potential deterioration in value. Based on this continuing review and results of updated appraisals as required, any further deterioration to the market value is expensed to the net cost of operation of other real estate. During the first six months of 1996, NBSC classified $241,000 in new properties as other real estate. Properties that were sold totaled $742,000. There were $45,000 in direct writedowns of other real estate in the first six months of 1996.

Loans classified by management but not included above as non-performing assets at June 30, 1996 include $5.5 million classified as "special mentioned" and $12.4 million classified as "substandard". These loans as of June 30, 1996 were not past due over 90 days. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary.

The allowance for possible loan losses decreased from $4.6 million on December 31, 1995 to $4.1 million on June 30, 1996. The following chart indicates the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                                  For the quarter ended
                                  -------------------------------------------------------
(dollars in thousands)             6/30/96    3/31/96    12/31/95     9/30/95     6/30/95
- -----------------------------------------------------------------------------------------
Beginning balance                  $4,428     $4,609      $4,801      $4,954      $5,117

   Loans charged-off                (442)      (309)        (506)      (254)        (308)
   Loans recovered                   135        128          314        101           95
                                   ------------------------------------------------------
Net (charge-offs) recoveries        (307)      (181)        (192)      (153)        (213)

Provision                              -          -            -          -           50
                                   ------------------------------------------------------
Ending balance                     $4,121     $4,428      $4,609      $4,801      $4,954
                                   ======================================================

Ratio of allowance for possible
loan losses to non-performing loans  72.7%      66.1%       62.0%       71.6%       60.0%
                                   ======================================================

No provision for possible loan losses was recorded for the first six months of 1996. NBSC's ratio of the allowance for possible loan losses to non-performing loans is lower than regional and national peer statistics but has increased from the 60.0% reported June 30, 1995 to 72.7% on June 30, 1996 because of declines in non-performing loans resulting from payments in connection with those loans, charge-offs and foreclosures. NBSC's management believes that its allowance for possible loan losses is adequate because of the nature of its methodology to monitor the allowance for possible loan losses. NBSC performs the following procedures in order to evaluate the adequacy of the allowance for possible loan losses: First, NBSC conducts a loan specific review each quarter. This review assesses the estimated future losses for every loan classified as non-performing, as well as performing loans which have been criticized (either internally or by NBSC's regulators) which do not meet the requirements for non-performing loan status. Second, management monitors on a periodic basis the status of larger non-criticized credits for changes and developments which could affect future collectibility. Third, NBSC assesses the potential for loan losses in performing loans and off balance sheet credit commitments, which are not specifically reviewed, by estimating general reserve requirements based on historical and anticipated collection statistics. The aggregate of specific credit review and general reserve requirements are monitored at least quarterly to ensure that the level of NBSC's allowance for possible loan losses is adequate. Management also evaluates the adequacy of the allowance for possible loan losses based on trends in non-performing loans and charge-offs, the Company's loan loss experience and present and prospective economic conditions within the market area. Included in the economic analysis is a review of appraisals received in accordance with regulatory guidelines. Management incorporates any trends in the fair value of the collateral underlying loans in its analysis of the adequacy of the allowance for possible loan losses. As a result of this ongoing analysis, management believes at this time that the allowance for possible loan losses is adequate to absorb any additional losses that may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given period which could be substantial in relation to the size of the Company's allowance.

Capital Resources

Stockholders' equity increased $1,703,000 during the first six months of 1996 to $16.4 million. The increase in stockholders' equity resulted not only from recording net income in first six months of 1996, but also from the conversion of $780,000 of equity contracts to Common Stock on March 1, 1996. This included the conversion of $396,000 of equity contracts paid by cash and $384,000 paid by tendering outstanding debentures of the Company for cancellation. The equity contracts were due to convert March 1, 1996 at a conversion rate of $19.167 per share. Partially offsetting the positive impact of net income and the equity contract conversion on capital was a decline in the market value of the Company's available for sale security portfolio. The Company recorded an unrealized loss on securities available for sale of $366,000 at June 30, 1996 compared to an unrealized gain of $244,000 at year-end 1995. The book value (total of stockholders' equity divided by the number of common shares issued and outstanding) of the Company's common stock was $4.29 at June 30, 1996 compared to the $3.89 reported at December 31,1995.

On June 19, 1996, High Point received notification from its regulator, the Federal Reserve Bank of New York (the "FRB"), that High Point's existing Written Agreement had been terminated. The Written Agreement, among other things, prohibited High Point from paying dividends and from paying operating expenses in excess of $10,000 without prior approval of the FRB. The Written Agreement also prohibited High Point from incurring any additional debt or modifying existing debt without approval from the FRB.

The following chart represents the capital ratios of the Company and its subsidiary, NBSC, on June 30, 1996, compared to minimum regulatory requirements:

                                      The Company                         NBSC
                                   ----------------------         ----------------------
                                    Minimum                       Minimum
                                    Required      6/30/96         Required     6/30/96
- ----------------------------------------------------------------------------------------
       Leverage Ratio               3.00%(2)      8.05% (2)        3.00% (1)   7.24%(1)
       Risk Based:
         Tier I                     4.00%        15.47%            4.00%      14.04%
         Tier I plus Tier II        8.00%        16.87%            8.00%      15.32%

(1) The OCC requires banks that are considered to be strong to maintain a minimum ratio of 3%. Banks that do not meet the applicable regulatory standards are required to maintain higher ratios. Management believes its current capital levels are adequate.

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

At High Point, liquidity is provided by funds received from the subsidiary bank in the form of dividends and by sale of High Point assets. NBSC, as a national bank, is subject to the dividend restrictions. Under such restrictions, NBSC may not, without the prior approval of the Office of the Comptroller of the Currency (the "OCC"), declare dividends in excess of the current year's earnings plus the retained earnings from the prior two years. NBSC also is restricted from paying dividends if at any time losses have been sustained by the bank that exceed its retained earnings. At this time, NBSC's earnings for the current year plus the retained earnings from the prior two years are $2,575,000. However, NBSC has a remaining accumulated deficit of $2,497,000. Until NBSC's profits reduce the deficit and NBSC's retained earnings exceed its losses, it will be unable to pay dividends to High Point. NBSC cannot anticipate when it will resume dividend payments to High Point. High Point will be unable to make dividend payments to the shareholders until NBSC is able to resume dividend payments to High Point.

High Point's major cash flow requirements are to meet the monthly principal and interest payments totaling approximately $16,000 on its note payable and to pay the quarterly interest payments of $3,000 to its remaining Redeemable Subordinated Debenture holders. High Point is also obligated to pay in cash the remaining $127,000 of Redeemable Subordinated Debentures on March 1, 1997. High Point also has legal fees, printing expenses, external auditing fees and other miscellaneous fees to be paid throughout the year. The remaining obligation of $1,122,000 to the lending bank on the note secured by land is due in a final balloon payment on January 2, 1998. High Point plans to meet this obligation through the disposition of the land held for sale although no assurance can be given that such a transaction or series of transactions will occur to meet this obligation. High Point continues to evaluate alternatives to repay the note payable. Although the land continues to generate interest among potential buyers, there are no contracts for sale at this time. High Point previously had a contract to sell 32 acres of the land held for sale, but that contract was terminated due to the inability of the proposed purchaser to meet certain conditions of the contract.

Under the loan agreement, High Point is required to maintain Consolidated Tangible Net Worth (defined as (A) shareholders' equity (including the value of common stock and debentures) less (B) intangible assets) of $10.0 million. At December 31, 1995 and at June 30, 1996, High Point had Consolidated Tangible Net Worth of $15,069,000 and $16,388,000, respectively.

At June 30, 1996, High Point had $12,000 in cash and $690,000 in federal funds sold available to meet its liquidity needs. High Point has $125,000 in an escrow account to service the note payable. Also, High Point has securities available for sale, which at June 30, 1996, had a market value of $212,000.

Effect of Interest Rates

In 1996, interest rates began to increase, which potentially could affect NBSC's ability to earn net interest income in the future. One tool that NBSC uses to measure the potential impact from interest rate changes is the static gap report. The static gap report shows when certain interest-earning assets and interest-bearing liabilities could potentially reprice. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more interest rate-sensitive assets repricing within a given time frame than interest rate-sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability-sensitive (meaning that is has more liabilities repricing in a given time frame than assets), and interest rates increase, the net interest margin should decrease. As of June 30, 1996, in a one year time frame, the Company's interest rate-sensitive liabilities exceeded its interest rate-sensitive assets by $15.4 million. What gap theory does not take into account is that when interest rate changes occur they do not always affect rate-sensitive assets at the same time or proportionately. In addition to gap analysis, management uses simulation modeling under a variety of scenarios to estimate its interest rate sensitivity. Based on management's analysis of its interest rate sensitivity, if interest rates were to increase by 100 basis points, net interest income would increase approximately $125,000. Conversely, if interest rates were to decrease by 100 basis points, net interest income would decrease by the same amount.

HIGH POINT FINANCIAL CORP.  Computation of Net Income Per Share - (Unaudited)

                                                                                        Six months ended June 30,
                                                                                      ----------------------------
    Net Income Per Share (Primary)                                                           1996           1995
    --------------------------------------------------------------------------------------------------------------
    Net income                                                                         $1,533,000       ($303,000)

    After-tax interest expense related to the assumed reduction of outstanding debt           ---            ---
    --------------------------------------------------------------------------------------------------------------
(1) Income applicable to common stock                                                  $1,533,000       ($303,000)
    ==============================================================================================================
    Shares used in this computation:

    Weighted average number of common shares outstanding                                3,772,168        3,745,760

    Number of shares issuable on conversion of mandatory stock purchase contracts and
      exercise of stock options classified as common share equivalents*                     ---              ---
    --------------------------------------------------------------------------------------------------------------
(2) Adjusted weighted average number of common shares and common share
      equivalents *                                                                     3,772,168       3,745,760
     =============================================================================================================
    Net income per common share and common share equivalents (primary)
      (1 divided by 2) *                                                                    $0.41          ($0.08)
     =============================================================================================================

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

Item 4.  Submission of Matters to a Vote of Security Holders

        On April 30, 1996, at the annual meeting, William A. Dolan, II and Charles L. Tice were re-elected, by the common shareholders, as directors of High Point. The votes were as follows:

                                  For         Against      Abstain
                               -----------------------------------
        William A. Dolan, II   2,676,782       17,154       27,416
        Charles L. Tice        2,688,903        5,033       27,416

        The votes on the second proposal to approve the 1996 Non-Employee Director Stock Option Plan were as follows:

                                  For         Against      Abstain
                               -----------------------------------
                               1,948,154      234,233      232,980

        The votes on the third proposal to approve the 1996 Employee Incentive Stock Option Plan were as follows:

                                  For         Against      Abstain
                               -----------------------------------
                               2,248,838      123,182       43,347

        The total number of shares of High Point Financial Corp. common stock outstanding as of March 15, 1996, the record date for the annual meeting, was 3,786,480.

Item 5.  Other Information

        Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.

        Exhibit 11. Computation of net income per share is filed with Part I of this report.

     (b) Reports on Form 8-K.

        A Report on Form 8-K was filed on April 1, 1996 respecting the termination of the National Bank of Sussex County's Consent Order with the Office of the Comptroller of the Currency.

                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                High Point Financial Corp.
                                -------------------------
                                       (Registrant)





Dated:  August 9, 1996
- ------------------------



By/s/ Rita A. Myers              By /s/ Gregory W. A. Meehan
- ------------------------        ----------------------------
      Rita A. Myers                     Gregory W. A. Meehan
       Comptroller                  Vice President and Treasurer