Form 10-Q
period 1996-09-30
HIGH POINT FINANCIAL CORP
filed 1996-11-13
CIK 708815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                                        -------------------

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number  0-12430

                       HIGH POINT FINANCIAL CORP.
        --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              New Jersey                          22-2426221
   ----------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

      Branchville Square, Branchville, New Jersey  07826
----------------------------------------------------------------
       (Address of principal executive offices)   (Zip Code)

                                (201) 948-3300
           --------------------------------------------------------
             (Registrant's telephone number, including area code)


        --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

As of September 30, 1996 there were 3,786,480 shares outstanding of Common Stock, no par value.

                          HIGH POINT FINANCIAL CORP.

                                Form 10-Q Index

                                                                                                     PAGE
                        Part I  Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995          1


          Consolidated Statements of Operations - Unaudited Three Months Ended September 30,
           1996 and 1995 and Nine Months Ended September 30, 1996 and 1995                            2

          Consolidated Statements of Cash Flow - Unaudited Nine Months Ended September 30,
           1996 and 1995                                                                              3

          Notes to Consolidated Financial Statements (unaudited)                                      4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                 5

                        Part II      Other Information

Item 1.   Legal Proceedings                                                                           14

Item 2.   Changes in Securities                                                                       14

Item 3.   Defaults Upon Senior Securities                                                             14

Item 4.   Submission of Matters to a Vote of Security Holders                                         14

Item 5.   Other Information                                                                           14

Item 6.   Exhibits and Reports on Form 8-K                                                            14

Item 1.  Financial Information


CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
                                                                                   September 30, 1996     December 31,
ASSETS                                                                                    (unaudited)            1995
---------------------------------------------------------------------------------------------------------------------
 Cash and due from banks                                                                      $10,844         $11,290
 Federal funds sold                                                                             9,750          11,150
---------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                         20,594          22,440
 Interest bearing deposits with banks                                                             124             125
 Securities:
   Available for sale, at fair value                                                           54,640          49,304
   Held to maturity, at cost (market value of $22,610  in 1996 and
      $15,483 in 1995)                                                                         22,723          15,392
---------------------------------------------------------------------------------------------------------------------
        Total securities                                                                       77,363          64,696

 Loans held for sale                                                                              104             628
 Loans                                                                                        110,970         104,863
    Less: Unearned income                                                                          (4)             30
             Allowance for possible loan losses                                                 3,961           4,609
---------------------------------------------------------------------------------------------------------------------
           Net loans                                                                          107,013         100,224
 Land held for sale                                                                             1,885           2,135
 Premises and equipment - net                                                                   2,757           2,692
 Accrued interest receivable                                                                    1,306           1,388
 Other real estate (Note 2)                                                                     1,000           2,741
 Other assets                                                                                   5,919           3,115
---------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                           $218,065        $200,184
=====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Deposits:
   Transaction accounts:
     Interest bearing                                                                         $27,419         $25,092
     Non-interest bearing                                                                      40,331          38,334
   Savings accounts                                                                            58,766          55,832
   Time accounts (includes CDs $100 or over of $9,476 and $9,372 on September 30, 1996
      and December 31, 1995, respectively)                                                     62,524          59,067
---------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                         189,040         178,325
  Securities sold under agreements to repurchase                                                5,189           2,959
  Accrued expenses and other liabilities (Note 3)                                               3,190           2,561
  Note payable                                                                                  1,214           1,270
  Redeemable subordinated debentures, 8.5% due March 1, 1997                                      127             511
---------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                      198,760         185,626
---------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
  Preferred stock, authorized 1,000,000 shares, no shares issued                              ----               ----
  Common stock, no par value; stated value $5 per share; authorized 5,000,000
     shares, issued 3,786,480 shares in 1996 and 3,745,760 shares in 1995                      18,932          18,729
  Additional Paid-in-Capital                                                                    5,791           5,214
  Accumulated Deficit                                                                          (5,328)         (9,629)
  Unrealized gain (loss) on securities available for sale, net of taxes                           (90)            244
---------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                                19,305          14,558
---------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $218,065        $200,184
=====================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS - (UNAUDITED)
(dollars in thousands, except per share data)


                                        Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
                                           1996        1995        1996      1995
-------------------------------------------------------------------------------------
INTEREST INCOME
Interest income and fees on loans         $2,337      $2,360      $6,906      $7,005
Interest on securities:
  Taxable interest income                  1,171         953       3,228       2,622
Interest on deposits with banks                -           1           1           2
Interest on federal funds sold               156         195         471         501
-------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                  3,664       3,509      10,606      10,130
-------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                       1,386       1,370       4,067       3,858
Interest on other borrowed money              39          31         114          92
Interest on debentures                         3          11          14          33
Interest on note payable                      28          33          87         105
-------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                 1,456       1,445       4,282       4,088
-------------------------------------------------------------------------------------
NET INTEREST INCOME                        2,208       2,064       6,324       6,042
Less: Provision for possible loan losses       -           -           -         225
-------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR    2,208       2,064       6,324       5,817
POSSIBLE LOAN LOSSES
NON-INTEREST INCOME
Service charges on deposit accounts          339         334       1,032         999
Other service charges, commissions and fees  220         201         659         493
Gain (loss) on the sales of securities       (18)          -         (28)          6
Gain on the sales of  loans                    -           5           9          19
Gain on sale of bank premises                 32          29          99         103
Other income                                  48          41         154         121
-------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                621         610       1,925       1,741
-------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits             1,140       1,101       3,401       3,411
Net occupancy expense                        236         248         712         731
Equipment expense                            141         129         408         400
Legal expense                                 53          93         241         208
Unrealized loss on land held for sale        250           -         250           -
Net cost of operation of other real estate   179         252         314         494
Other expenses                               534         511       1,708       1,898
-------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE             2,533       2,334       7,034       7,142
-------------------------------------------------------------------------------------
Income before provision (benefit) for
  income taxes and cumulative effect
  for change in accounting principle         296         340       1,215         416
Provision (benefit) for income taxes      (2,472)          4      (3,086)         13
-------------------------------------------------------------------------------------
Net income before cumulative effect for
    change in accounting principle         2,768          336      4,301         403
Cumulative effect of change in accounting
    principle                                  -            -          -        (370)
-------------------------------------------------------------------------------------
NET INCOME                                $2,768         $336     $4,301         $33
=====================================================================================
Net income per common share and common
    share equivalent before cumulative
    effect for change in accounting
    principle                              $0.73        $0.09      $1.14       $0.11
Cumulative effect for change in
    accounting principle                       -            -          -       (0.10)
-------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                $0.73        $0.09      $1.14       $0.01
=====================================================================================
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS               3,786        3,746      3,777       3,746
=====================================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(dollars in thousands)                                                       Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                    1996               1995
-----------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                        $4,301               $33
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                      312               320
  Amortization of securities discount, net                                           118                82
  Cash received related to discount on matured investment securities                 (97)             ----
  Loan fees amortized, net                                                           (33)              (16)
  Provision for possible loan losses                                                ----               225
  Deferred income tax benefit                                                     (3,541)             ----
  (Gain) loss on sale of securities                                                   28                (6)
  Unrealized loss on land held for sale                                              250               370
  Gain on sale of premises and equipment                                             (99)             (103)
  (Increase) decrease in accrued interest receivable and other assets              3,247              (262)
  Increase (decrease) in accrued expenses and other liabilities                       97               447
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          4,583             1,090
----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from sale of securities:
    Available for sale                                                             4,259             2,222
  Proceeds from maturity of securities:
    Available for sale                                                             7,880             2,755
    Held for maturity                                                              3,429               893
  Purchase of securities:
    Available for sale                                                           (17,885)           (3,717)
    Held for maturity                                                            (10,781)           (9,915)
  Net increase of interest bearing deposits with banks                                  -               (1)
  Net (increase) decrease in loans                                                (6,231)            2,591
  Capital expenditures                                                              (391)             (198)
  Proceeds from sale of premises and equipment                                         5                21
----------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (19,715)           (5,349)
----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in deposits                                                        10,715             8,120
  Increase in federal funds purchased and
    securities sold under agreements to repurchase                                 2,230               719
  Repayments of long-term debt principal                                             (55)             (194)
  Proceeds from conversion of equity contracts                                       396              ----
----------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         13,286             8,645
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              (1,846)            4,386
Cash and cash equivalents, beginning of period                                    22,440            17,118
----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $20,594           $21,504
==========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                                   $4,255            $3,864
  INCOME TAXES REFUNDED                                                                3                 4
==========================================================================================================

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

Note 2. Specific Reserves on Other Real Estate:

It is the Company's policy to establish specific reserves on properties included in other real estate when the appraised fair value of the property does not include certain estimated costs of disposition. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve. The following chart shows a comparative analysis of the quarterly level of charge-offs and provisions made to the specific reserves for the nine months ended September 30, 1995 and 1996.

                           September 30,           September 30,
(dollars in thousands)         1996                    1995
-----------------------------------------------------------

Beginning balance, January 1    $0                    $660
     Provisions                 50                     114
     Charge-offs                 -                    (500)
                           --------                --------
Ending balance                 $50                    $274
                            =======                 =======

Note 3. Interest:

Accrued expenses and other liabilities includes accrued interest expense of $602,000 at September 30, 1996 and $575,000 at December 31, 1995.

Note 4. Related Party Transactions:

Net occupancy expense includes rent on certain properties leased from FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Company. Franklin Mutual Insurance Company owns 6.6% of the outstanding Common Stock of High Point. Rent paid to FMI, Inc. year-to-date 1995 and year-to-date 1996 was $278,000 for each nine month period.

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

As of September 30, 1996, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                     September 30, 1996     September 30, 1995
                                  ----------------------------------------------
                                    Recorded   Valuation   Recorded   Valuation
(in thousands)                     Investment  Allowance  Investment  Allowance
Impaired loans:
  Valuation allowance required       $4,546      $969       $3,810     $1,008
  No valuation allowance required       ---       ---          ---        ---
                                  ----------------------------------------------
    Total impaired Loans             $4,546      $969       $3,810     $1,008
                                  ----------------------------------------------

This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the nine months ended September 30, 1996 and September 30, 1995 were $4,613,000 and $5,795,000, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful, in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $132,000 and $104,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively.

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

At September 30, 1996, NBSC had $512,000 of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114. The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

At September 30, 1996, NBSC was committed to lend no additional funds to borrowers with loans with terms that have been modified in troubled debt restructurings.

Note 7. Capitalized Mortgage Service Rights

Statement of Financial Accounting Standards No. 122 - "Accounting For Mortgage Servicing Rights" was adopted by the Company effective January 1, 1996. This statement requires that an institution recognize as a separate asset its right to service mortgage loans for others and to evaluate its mortgage servicing rights for impairment based on the fair value of those rights. During the first nine months of 1996, the Company capitalized $6,000 in mortgage servicing rights. The capitalized amount of the mortgage servicing rights shall be amortized over the estimated average life of the mortgages using the interest method. The amount amortized during first nine months was $1,000.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

See Managements' Discussion and Analysis of Financial Condition and Results of Operations included in High Point Financial Corp.'s Annual Report on Form 10-K for the period ended December 31, 1995.

For the nine months ended September 30, 1996, the Company's net income was $4,301,000 or $1.14 per share compared to net income of $33,000 or $0.01 per share for the same period in 1995. Net income for the first nine months of 1996 included a $3,095,000 benefit for income taxes representing the partial recognition of net operating loss carryforwards through the reversal of a previously established deferred tax valuation allowance. The recognition of the tax benefit is based on the Company's evaluation of income earned in 1995 and in first nine months of 1996 and based on pretax income estimated to be earned for future periods. This estimate will be impacted favorably or unfavorably by future results of operations.

The increase in net income before provision (benefit) for income taxes and cumulative effect for change in accounting principle from $416,000 in the first nine months of 1995 to $1,215,000 for the first nine months in

1996 was due to an increase in income from continuing operations. Included in results of operations for the first nine months of 1995 was a $225,000 provision for possible loan losses compared to no provision for possible loan losses recorded for the first nine months of 1996. Included in results of operations for the first nine months of 1996 was an unrealized loss on the Company's land held for sale of $250,000 which was recorded to reflect estimated costs for improvements necessary to enhance the marketability of the land and to reflect an additional impairment on the land resulting from the fact that a prior contact of sale was terminated.

Net income for the first nine months of 1996 also compares favorably with the net income in 1995, due to the Company's 1995 adoption of SFAS No. 121 "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be disposed of" ("SFAS No. 121"). In accordance with SFAS No. 121, in December 1995, High Point evaluated its land held for sale for impairment and determined that a valuation reserve of $370,000 was required. The $370,000 provision was retroactively reflected in the results of operations for first nine months of 1995 as a cumulative effect of a change in accounting principle.

At September 30, 1996, the consolidated assets of the Company were approximately $218.0 million, an increase of $17.8 million or 8.9% from the $200.2 million reported December 31, 1995. Return on average assets for the first nine months of 1996 was 2.81% compared to the 0.02% reported for the same period last year. Return on average equity was 36.20% year-to-date 1996 compared to 0.33% for the first nine months of 1995. Annualized income before provision (benefit) for income taxes and cumulative effect for change in accounting principal as a percent of average assets for the first nine months of 1996 and 1995 was 0.79% and 0.29%, respectively. Annualized income before provision (benefit) for income taxes and cumulative effect for change in accounting principal as a percent of average equity for the first nine months of 1996 and 1995 was 10.23% and 4.02%, respectively.

RESULTS OF OPERATIONS

Total interest income increased from $10,130,000 reported on September 30, 1995 to $10,606,000 for September 30, 1996, an increase of $476,000 or 4.7%. Average earning assets net of non-accrual loans increased from $166.6 million in the first nine months of 1995 to $184.4 million in the first nine months of 1996, an increase of $17.8 million or 10.7%. Interest income increased $965,000 as a result of an increase in the volume of earning assets, offset by a decrease of $489,000 due to a decline in the average yield on earning assets. The decline in yield is due to the declining rate environment but is also due to a shift in composition in earning assets. Average loans have increased $2.5 million from the first nine months of 1995 to the first nine months of 1996 while average investments have increased $13.8 million from the first nine months of 1995 to the first nine months of 1996. Because investments generally earn a lesser yield than loans, the increased percentage of investments as compared to loans effectively reduced the overall yield on earning assets.

While the amount of loans on non-accrual continues to impact interest income and fees on loans, average non-accruals continued to decline from $6,943,000 for the first nine months of 1995 to $5,340,000 for the first nine months of 1996, a decline of 23.1%. Interest lost on non-accrual loans was approximately $458,000 for the first nine months of 1995 compared to $394,000 for the first nine months of 1996.

Total interest expense increased from $4,088,000 in the first nine months of 1995, to $4,282,000 in the first nine months of 1996, an increase of $194,000 or 4.7%. The major contributing factor of the increase in interest expense was an increase in the average volume of interest bearing liabilities from $139.4 million for the first nine months of 1995 to $149.4 million for the first nine months of 1996. Interest expense increased $285,000 due to an increase in volume offset by a decline of $91,000 due to a decrease in the cost of funds.

Net interest income for the first nine months of 1996 was $6,324,000 compared to $6,042,000 for the same period in 1995, an increase of $282,000 or 4.7%. No provision for possible loan losses was recorded for the first nine months of 1996 compared to a provision of $225,000 for the same period in 1995. As a result of its evaluation of the allowance for possible loan losses and as a result of continued declines in its non-performing loans and classified loans, NBSC's management believes its allowance for loan losses is adequate at this time. For further information, see discussion under "Financial Condition" below.

Total non-interest income increased from $1,741,000 for the first nine months of 1995 to $1,925,000 for the first nine months of 1996, an increase of $184,000 or 10.6%. Service charges on deposit accounts increased $33,000 as a result of increased volume of demand deposit accounts. Other service charges, commissions and fees increased $166,000 primarily as a result of an increase in commissions on annuities and brokerage services.

Total non-interest expense decreased from $7,142,000 reported in the first nine months of 1995 to $7,034,000 in the first nine months of 1996, a decrease of $108,000 or 1.5%. Salaries and employee benefit expense decreased from $3,411,000 in the first nine months of 1995 to $3,401,000 in the first nine months of 1996, a decrease of $10,000 or 0.3%. The reduction in salary and employee benefit expense is related both to the decline in part-time salary expense and to a reduction in hospital and medical benefit costs. Net cost of operation of other real estate decreased substantially from $494,000 reported in the first nine months of 1995 to $314,000 in the first nine months of 1996, a decrease of $180,000 or 36.4%. Other expenses decreased from $1,898,000 to $1,708,000, a decrease of $190,000 or 10.0%.
Included in this decrease was a $142,000 decrease in FDIC insurance expense from $298,000 in 1995 to $156,000 in 1996 resulting from a reduction in deposit premiums. Marketing expense also declined from $263,000 for the first nine months of 1995 to $170,000 for the first nine months of 1996, a decline of $93,000. Offsetting these declines in fees was an increase in consulting fees of $40,000 related to strategic planning and administration of employee benefit plans.

QUARTER TO QUARTER ANALYSIS

Total interest income increased from $3,509,000 for third quarter 1995 to $3,664,000 for the same period in 1996, an increase of $155,000 or 4.4%. Interest income on average earning assets increased $311,000 due to an increase in volume offset by a decline of $156,000 due to a decrease in rates of earning assets. The average amount of loans on non-accrual for third quarter 1996 and third quarter 1995 were $4,683,000 and $5,365,000 respectively. Interest lost on loans on non-accrual for third quarter 1996 and third quarter 1995 were $113,000 and $131,000, respectively.

Total interest expense increased from $1,445,000 in third quarter 1995 to $1,456,000 in third quarter 1996, an increase of $11,000 or 0.8%. Interest expense increased $62,000 due to the increase in the volume of interest bearing liabliities offset by a decline of $51,000 due to the decrease in rates.

Net interest income for the third quarter of 1996 increased from $2,064,000 in 1995 to $2,208,000 in 1996, an increase of $144,000 or 7.0%. There was no provision for possible loan losses in the third quarter of 1996 or in the third quarter of 1995.

Total non-interest income increased from $610,000 in third quarter 1995 to $621,000 in third quarter 1996, an increase of $11,000 or 1.8%. The increase consists of recording an increase of $19,000 in other service charges, commissions and fees which resulted from increases in full brokerage service fees and commissions on annuity sales as well as increases in other miscellaneous service charges. Service charges on deposit accounts and miscellaneous other income also increased. The increase in fee income was offset by recording $18,000 in losses on sales of securities and loans in third quarter 1996 compared to $5,000 in gains recorded during the same period in 1995.

Total non-interest expense increased from $2,334,000 reported in third quarter 1995 to $2,533,000 for the third quarter in 1996, an increase of $199,000 or 8.5%. The increase is largely due to recording a $250,000 unrealized loss on land held for sale. Salaries and other expenses also increased from $1,101,000 in third quarter 1995 to $1,140,000 in third quarter 1996, an increase of $39,000 resulting from merit increases. Net cost of operation of other real estate declined from $252,000 for the third quarter of 1995 to $179,000 for the same period in 1996, a decrease of $73,000. Legal expense also declined $40,000 from $93,000 in the third quarter of 1995 to $53,000 in the third quarter of 1996.

FINANCIAL CONDITION

At September 30, 1996, loans were $111.0 million compared to $104.9 million reported December 31, 1995, an increase of approximately $6.1 million or 5.8%. The Company had an aggregate of $104,000 in loans held for sale as of September 30, 1996, compared to $628,000 at year-end 1995. Mortgage loans, including those held for sale, increased $6.4 million, from $24.7 million at December 31, 1995 to $31.1 million at September 30, 1996. During the first nine months of 1996, $518,000 in mortgages have been sold in the secondary market offset by $6.9 million in new mortgages net of repayments. Commercial loans declined from $58.3 million on December 31, 1995 to $51.5 million on September 30, 1996, a decrease of $6.8 million or 11.7%. Real estate construction loans have increased from their year-end 1995 levels of $4.3 million to $6.3 million on September 30, 1996, an increase of $2.0 million or 46.5%. Installment loans increased during this period from $18.1 million to $22.1 million, an increase of $4.0 million or 22.1%.

Investment securities and securities available for sale consist of the following:


                                     September 30, 1996
                                  ----------------------------------------------
                                                  Gross       Gross    Estimated
                                  Amortized  Unrealized  Unrealized       Market
(in thousands)                         Cost       Gains      Losses        Value
--------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies        $32,753      $165       $(68)        $32,850

Mortgage backed securities:
      U.S. agency issued            15,962        25       (262)         15,725

Other investments:
  Federal Reserve Bank Stock           516       ---        ---             516
  Vanguard money market
     fund                            5,511       ---        ---           5,511
  Marketable equity securities          35         3          0              38
-------------------------------------------------------------------------------
Securities available for sale      $54,777      $193      $(330)        $54,640
===============================================================================

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies         $3,504       $21       $(13)          3,512

Mortgage backed securities:
      U.S. agency issued            19,219        38       (159)         19,098
-------------------------------------------------------------------------------
Securities held to maturity        $22,723       $59      $(172)        $22,610
===============================================================================


                                     December 31, 1995
                                  ----------------------------------------------
                                                  Gross       Gross    Estimated
                                  Amortized  Unrealized  Unrealized       Market
(in thousands)                         Cost       Gains      Losses        Value
--------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies        $26,126      $352       $(29)        $26,449

Mortgage backed securities:
      U.S. agency issued            19,094        53       (136)         19,011

Other investments:
  Federal Reserve Bank Stock           516       ---        ---             516
  Vanguard money market
     fund                            3,289       ---        ---           3,289
  Marketable equity securities          35         4        ---              39
-------------------------------------------------------------------------------
Securities available for sale      $49,060      $409      $(165)        $49,304
===============================================================================

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies         $3,514       $35        $(7)         $3,542

Mortgage backed securities:
      U.S. agency issued            11,878        85        (22)         11,941
-------------------------------------------------------------------------------
Securities held to maturity        $15,392      $120       $(29)        $15,483
===============================================================================

At September 30, 1996 the contractual maturities of investment securities and securities available for sale are as follows:

                                                                 Securities
                                  Investment securities     Available for Sale
------------------------------------------------------------------------------
                                                Estimated            Estimated
                                        Amort      Market  Amortized    Market
(in thousands)                           Cost       Value       Cost     Value
------------------------------------------------------------------------------
Due in one year or less             $   ---      $   ---    $12,333   $12,375
Due after one year through
   five years                          9,172        9,184    27,177    27,195
Due after five years but within 10
   years                              12,919       12,789     1,926     1,869
Due after 10 years                       632          637     7,279     7,136
Federal Reserve Bank stock              ---          ---        516       516
Equity Securities                       ---          ---         35        38
Vanguard money market fund              ---          ---      5,511     5,511
------------------------------------------------------------------------------
Securities held to maturity          $22,723      $22,610   $54,777   $54,640
==============================================================================

All securities in the Company's investment portfolio with the exception of $35,000 in equity securities are either obligations of the U.S. Treasury or backed by U.S. government agencies. Therefore, little credit risk exists in the portfolio. The Company's available for sale securities are those which are held for an indefinite period of time which management may use as part of its operating strategy or which may be sold as part of responses to changes in interest rates, changes in prepayment risk or other similar factors. Securities available for sale are recorded on the balance sheet at their fair value.

Mortgage-backed securities are subject to prepayment risk in a declining rate environment and to extension risk in an increasing rate environment. Prepayments can lower the yield on securities that were purchased at a premium. The Company manages the prepayment risk in its portfolio by purchasing its mortgage-backed securities with a variety of coupon rates. Extension risk, on the other hand increases the average life on a mortgage-backed, without a corresponding increase in yield. The Company minimizes its extension risk by maintaining the majority of its mortgage-backed securities in balloon mortgage-backed securities with original maturities no greater than seven years.

Total deposits increased from approximately $178.3 million on December 31, 1995 to approximately $189.0 million on September 30, 1996, an increase of $10.7 million or 6.0%. During this period, all types of deposits increased. Savings deposits increased from $55.8 million to $58.8 million, an increase of $3.0 million or 5.3%. Balances in non-interest bearing transaction accounts increased from $38.3 million at year-end 1995 to $40.3 million on September 30, 1996, an increase of $2.0 million, or 5.2%. Interest-bearing transaction accounts increased from $25.1 million on December 31, 1995 to $27.4 million on September 30, 1996, an increase of $2.3 million or 9.2%. Time accounts increased from $59.1 million to $62.5 million, an increase of $3.4 million or 5.8%.

Non-performing loans, as the schedule below indicates, were $5.2 million at September 30, 1996, a decrease of $2.2 million or 29.7% from the $7.4 million reported year-end 1995.

Non-performing assets at        9/30/96   6/30/96  3/31/96  12/31/95  9/30/95
-----------------------------------------------------------------------------
(dollars in thousands)
Loans past due over 90 days      $ 120    $ 361    $ 126     $ 156      $ 188
Loans on non-accrual             4,577    4,789    5,923     5,744      4,993
Troubled debt restructurings*      512      517      654     1,532      1,522
                                ---------------------------------------------
Total non-performing loans       5,209    5,667    6,703     7,432      6,703
Other real estate                1,050    2,195    2,558     2,741      4,213
                                ---------------------------------------------
Total non-performing assets     $6,259   $7,862   $9,261   $10,173    $10,916
                                =============================================

*Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

Non-accrual loans decreased from $5.7 million reported at year-end 1995 to $4.6 million at September 30, 1996, a decrease of $1.1 million or 19.3%. Other real estate decreased $1.7 million in the first nine months of 1996 and decreased $3.2 million from September 30, 1995. Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is a valid appraisal on file which conforms to regulatory guidelines. Upon transfer or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction of the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received in accordance with regulatory guidelines. Throughout the year, properties are generally inspected and marketing efforts reviewed to determine any potential deterioration in value. Based on this continuing review and results of updated appraisals as required, any further deterioration to the market value is expensed to the net cost of operation of other real estate. During the first nine months of 1996, NBSC classified $317,000 in new properties as other real estate. Properties that were sold totaled $1,828,000. There were $180,000 in direct writedowns of other real estate in the first nine months of 1996.

Loans classified by management but not included above as non-performing assets at September 30, 1996 include $3.7 million classified as "special mentioned" and $9.0 million classified as "substandard". These loans as of September 30, 1996 were not past due over 90 days. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary. There were no loans as of September 30, 1996 other than those classified as set forth in this paragraph or those included in the non-performing loan table where the Company was aware of any credit conditions of the borrower which would indicate a strong possibility that the borrower could not comply with the present terms and conditions of repayment and which would result in such loan being included as a non-accrual, past due or restructured loan at some future time.

The allowance for possible loan losses decreased from $4.6 million on December 31, 1995 to $4.0 million on September 30, 1996. The following chart indicates the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                           For the quarter ended
                             ---------------------------------------------------
(dollars in thousands)           9/30/96   6/30/96  3/31/96  12/31/95   9/30/95
--------------------------------------------------------------------------------
Beginning balance                $4,121     $4,428   $4,609   $4,801    $4,954

   Loans charged-off               (239)      (442)    (309)    (506)     (254)
   Loans recovered                   79        135      128      314       101
                                 -----------------------------------------------
Net (charge-offs) recoveries       (160)      (307)    (181)    (192)     (153)

Provision                             -          -        -        -         -
                                 -----------------------------------------------
Ending balance                   $3,961     $4,121   $4,428   $4,609    $4,801
                                 ===============================================

Ratio of allowance for
possible loan losses to
non-performing loans               76.0%      72.7%    66.1%    62.0%     71.6%
                                 ===============================================

No provision for possible loan losses was recorded for the first nine months of 1996. NBSC's ratio of the allowance for possible loan losses to non-performing loans is lower than regional and national peer statistics and has increased from the 71.6% reported September 30, 1995 to 76.0% on September 30, 1996 because of declines in non-performing loans resulting from payments in connection with those loans, charge-offs and foreclosures. NBSC's management believes that its allowance for possible loan losses is adequate because of the nature of its methodology to monitor the allowance for possible loan losses. NBSC performs the following procedures in order to evaluate the adequacy of the allowance for possible loan losses: First, NBSC conducts a loan specific review each quarter. This review assesses the estimated future losses for every loan classified as non-performing, as well as performing loans which have been criticized (either internally or by NBSC's regulators) which do not meet the requirements for non-performing loan status. Second, management monitors on a periodic basis the status of larger non-criticized credits for changes and developments which could affect future collectibility. Third, NBSC assesses the potential for loan losses in performing loans and off balance sheet credit commitments, which are not specifically reviewed, by estimating general reserve requirements based on historical and anticipated collection statistics. The aggregate of specific credit review and general reserve requirements are monitored at least quarterly to ensure that the level of NBSC's allowance for possible loan losses is adequate. Management also evaluates the adequacy of the allowance for possible loan losses based on trends in non-performing loans and charge-offs, the Company's loan loss experience and present and prospective economic conditions within the market area. Included in the economic analysis is a review of appraisals received in accordance with regulatory guidelines. Management incorporates any trends in the fair value of the collateral underlying loans in its analysis of the adequacy of the allowance for possible loan losses. As a result of this ongoing analysis, management believes at this time that the allowance for possible loan losses is adequate to absorb any additional losses that may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given period which could be substantial in relation to the size of the Company's allowance.

Capital Resources

Stockholders' equity increased $4,747,000 during the first nine months of 1996 to $19.3 million. The increase in stockholders' equity resulted not only from recording net income in the first nine months of 1996, but also from the conversion of $780,000 of equity contracts to Common Stock on March 1, 1996. This included the conversion of $396,000 of equity contracts paid by cash and $384,000 paid by tendering outstanding debentures of the Company for cancellation. The equity contracts were due to convert March 1, 1996 at a conversion rate of $19.167 per share. Partially offsetting the positive impact of net income and the equity contract conversion on capital was a decline in the market value of the Company's available for sale security portfolio. The Company recorded an unrealized loss on securities available for sale of $90,000 (net of taxes) at September 30, 1996 compared to an unrealized gain of $244,000 at year-end 1995. The book value (total of stockholders' equity divided by the number of common shares issued and outstanding) of the Company's common stock was $5.10 at September 30, 1996 compared to the $3.89 reported at December 31,1995.

The following chart represents the capital ratios of the Company and its subsidiary, NBSC, on September 30, 1996, compared to minimum regulatory requirements:
                                   The Company                    NBSC
                             -------------------          -------------------
                              Minimum                      Minimum
                             Required    9/30/96           Required   9/30/96
--------------------------------------------------------------------------------
   Leverage Ratio             3.00%(2)    7.99%(2)        3.00% (1)   7.36%(1)
   Risk Based:
    Tier I                    4.00%      15.52%           4.00%      14.39%
    Tier I plus Tier          8.00%      16.91%           8.00%      15.67%

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

At High Point, liquidity is provided by funds received from the subsidiary bank in the form of dividends and by sale of High Point assets. NBSC, as a national bank, is subject to dividend restrictions. Under such restrictions, NBSC may not, without the prior approval of the Office of the Comptroller of the Currency (the "OCC"), declare dividends in excess of the current year's earnings plus the retained earnings from the prior two years. NBSC also is restricted from paying dividends if at any time losses have been sustained by the bank that exceed its retained earnings. At this time, NBSC's earnings for the current year plus the retained earnings from the prior two years are $5,698,000. NBSC has total retained earnings of $626,000 and cannot pay dividends in excess of its retained earnings.

High Point's major cash flow requirements are to meet the monthly principal and interest payments totaling approximately $16,000 on its note payable and to pay the quarterly interest payments of $3,000 to its remaining Redeemable Subordinated Debenture holders. High Point is also obligated to pay in cash the remaining $127,000 of Redeemable Subordinated Debentures on March 1, 1997. High Point also has legal fees, printing expenses, external auditing fees and other miscellaneous fees to be paid throughout the year. The remaining obligation of $1,122,000 to the lending bank on the note secured by land is due in a final balloon payment on January 2, 1998. High Point plans to meet this obligation through the disposition of the land held for sale although no assurance can be given that such a transaction or series of transactions will occur to meet this obligation. High Point continues to evaluate alternatives to repay the note payable. There are no contracts for sale at this time. Management is, however, in process of negotiations with interested parties on small parcels of the land.

Under the loan agreement, High Point is required to maintain Consolidated Tangible Net Worth (defined as (A) shareholders' equity (including the value of common stock and debentures) less (B) intangible assets) of $10.0 million. At December 31, 1995 and at September 30, 1996, High Point had Consolidated Tangible Net Worth of $15,069,000 and $19,432,000, respectively.

<JPAGE>

At September 30, 1996, High Point had $9,000 in cash and $650,000 in federal funds sold available to meet its liquidity needs. High Point has $124,000 in an escrow account to service the note payable. Also, High Point has securities available for sale, which at September 30, 1996, had a market value of $210,000.

Effect of Interest Rates

In 1996, interest rates began to increase, which potentially could affect NBSC's ability to earn net interest income in the future. One tool that NBSC uses to measure the potential impact from interest rate changes is the static gap report. The static gap report shows when certain interest-earning assets and interest-bearing liabilities could potentially reprice. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more interest rate-sensitive assets repricing within a given time frame than interest rate-sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability-sensitive (meaning that is has more liabilities repricing in a given time frame than assets), and interest rates increase, the net interest margin should decrease. As of September 30, 1996, in a one year time frame, the Company's interest rate-sensitive liabilities exceeded its interest rate-sensitive assets by $19.2 million. What gap theory does not take into account is that when interest rate changes occur they do not always affect rate-sensitive assets at the same time or proportionately. In addition to gap analysis, management uses simulation modeling under a variety of scenarios to estimate its interest rate sensitivity. Based on management's analysis of its interest rate sensitivity, if interest rates were to increase by 100 basis points, net interest income would increase approximately $153,000 in a one year time frame. Conversely, if interest rates were to decrease by 100 basis points, net interest income would decrease by the same amount.

HIGH POINT FINANCIAL CORP.  Computation of Net Income Per Share - (Unaudited)

                                                 Nine months ended September 30,
--------------------------------------------------------------------------------
    Net Income Per Share (Primary)                     1996              1995
--------------------------------------------------------------------------------
    Net income                                      $4,301,000        $33,000

    After-tax interest expense related to the
     assumed reduction of outstanding debt                 ---            ---
--------------------------------------------------------------------------------
(1) Income applicable to common stock               $4,301,000        $33,000
================================================================================
    Shares used in this computation:

    Weighted average number of common shares
     outstanding                                      3,776,974     3,745,760

    Number of shares issuable on conversion of
     mandatory stock purchase contracts and exercise
     of stock options classified as common share
     equivalents*                                           ---           ---
--------------------------------------------------------------------------------
(2) Adjusted weighted average number of common shares
     and common share equivalents *                   3,776,974     3,745,760
================================================================================
    Net income per common share and common share
     equivalents (primary) (1 divided by 2) *             $1.14         $0.01
================================================================================
* The after-tax interest expense related to the assumed reduction of outstanding debt, the number of shares issuable on conversion of mandatory stock purchase contracts classified as common share equivalents are excluded from the 1995 and 1996 computation since their effect is immaterial.

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

       (b) Reports on Form 8-K.

        A Report on Form 8-K was filed on July 23, 1996 respecting the termination of High Point Financial Corp's written agreement with the Federal Reserve Bank of New York

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         High Point Financial Corp.
                                         -------------------------
                                                (Registrant)





Dated:
------------------------



By/s/ Rita A. Myers                             By /s/ Gregory W. A. Meehan
------------------------                        -----------------------------
    Rita A. Myers                                   Gregory W. A. Meehan
     Comptroller                                Vice President and Treasurer