Form 10-K
period 1996-12-31
HIGH POINT FINANCIAL CORP
filed 1997-03-27
CIK 708815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   _________
                                   FORM 10-K

(MARK ONE)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

                                      OR


     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from:         to
          Commission file number: 0-12430

                          High Point Financial Corp.
            (Exact name of registrant as specified in its charter)

                                   _________

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

                                   _________


                          Common Stock, no par value
                                Title of Class

                                   _________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]   No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more shareholders) of the registrant, as of March 14, 1997 is estimated to have been approximately $27,143,900.

     The number of outstanding shares of the registrant's Common Stock, as of March 14, 1997, was 3,786,480 shares of Common Stock, no par value.

                     DOCUMENTS INCORPORATED BY REFERENCE:
  High Point Financial Corp. Proxy Statement dated March 28, 1997 (Part III)
================================================================================

                                  High Point Financial Corp.

                                       Form 10-K Index

                                            PART I

                                                                                       PAGE
                                                                                       ----
Item 1.     Business..................................................................   1
Item 2.     Properties................................................................   5
Item 3.     Legal Proceedings.........................................................   6
Item 4.     Submission of Matters to a Vote of Security Holders.......................   6
Item 4A.    Executive Officers of the Registrant......................................   6

                                      PART II

Item 5.     Market for the Registrant's Common Stock and Related
            Shareholder Matters.......................................................   7
Item 6.     Selected Consolidated Financial Data......................................   8
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................................   9
Item 8.     Financial Statements and Supplementary Data...............................  31
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure....................................  55

                                      PART III

Item 10.    Directors and Executive Officers of the Registrant........................  55
Item 11.    Executive Compensation....................................................  55
Item 12.    Security Ownership of Certain Beneficial Owners
            and Management............................................................  56
Item 13.    Certain Relationships and Related Transactions............................  56
Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...............................................................  56
            Signatures................................................................  59

     The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http://www.sec.gov.

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

     High Point's primary business consists of managing and supervising NBSC. At December 31, 1996, the Company had total assets, deposits and stockholders' equity of approximately $217.2 million, $188.9 million and $20.0 million, respectively.

     NBSC was organized as The Branchville National Bank in 1933. Upon opening its first branch office in 1957, The Branchville National Bank changed its name to The National Bank of Sussex County. NBSC is a national banking association that is a member of the Federal Reserve System. NBSC's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). NBSC has nine branches, an operations center, a human resources office and an administration center, all within Sussex County, New Jersey. NBSC is a full service commercial bank providing a wide range of services to individuals and small to medium-sized businesses in its northwestern New Jersey market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. NBSC offers annuities and life insurance to its customers and through a third party lease arrangement with Link Investment Services, Inc. provides full securities brokerage services including mutual funds and variable annuities.

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

     As a bank holding company, High Point is required to obtain the prior approval of the Federal Reserve Board before it may, by merger, purchase or otherwise, directly or indirectly acquire all or substantially all of the assets of any bank or bank holding company, if, after such acquisition, High Point would own or control 5% or more of the voting shares of such bank or bank holding company. The Holding Company Act does not permit the Federal Reserve Board to approve the acquisition by High Point, or any subsidiary, of any voting shares of, or interest in, all or substantially all of the assets of any bank located outside the State of New Jersey unless such acquisition is specifically authorized by the laws of the state in which such bank is located. Certain states have enacted reciprocal legislation to allow interstate acquisitions of and by banking organizations within the same geographic region. For a discussion of certain of such legislation, see "--Recent and Proposed Legislation." As a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), bank holding companies also may acquire savings institutions.

     The Holding Company Act limits the activities in which High Point may be engaged to banking, the ownership and acquisition of assets and securities of banking organizations, the management of banking organizations, and certain non-banking activities which the Federal Reserve Board finds, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has, by regulation, determined that the following non-banking activities, among others, are closely related to banking within the meaning of the Holding Company Act: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and, subject to certain limitations, providing discount brokerage services for customers.

     On October 20, 1992, High Point entered into a written agreement with the Federal Reserve Bank of New York ("FRB") which provided, among other things, for the submission of a capital plan, an operating plan and a debt servicing plan designed to improve the earnings of the Company and to achieve and maintain an adequate capital position at the Company and NBSC. The agreement precluded High Point from incurring any debt, including the renewal or change in terms of any existing debt, without prior approval of the FRB. The agreement also restricted the payment of dividends and the payment of cash expenditures (other than for routine expenses) in excess of $10,000, to any one entity in any one month, without prior approval from the FRB. After submitting an operating plan, a capital plan and a debt servicing plan to the FRB, High Point was in compliance with the terms of the written agreement. Effective June 19, 1996, High Point's written agreement was terminated.

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

     Dividend Limitations and Certain Other Restrictions on the Provision of Funds to High Point by NBSC. The primary source of revenue available to High Point for the payment of dividends on its capital stock and the payment of principal and interest on its debt is dividends paid to High Point by NBSC. NBSC, as a national bank, is subject to dividend restrictions. Under such restrictions, NBSC may not, without the prior approval of the Office of the Comptroller of the Currency (the "OCC"), declare dividends in excess of the current year's earnings plus the retained earnings from the prior two years. NBSC also is restricted from paying dividends if at any time losses have been sustained by the bank that exceed its retained earnings. At this time, NBSC's earnings for the current year plus the retained earnings from the prior two years are $6,296,000. NBSC has total retained earnings of $1,224,000 as of December 31, 1996 and cannot pay dividends in excess of its retained earnings.

     The FDIC and the OCC have authority under federal law to prohibit an insured bank from engaging in conduct which, in their respective opinions, would constitute an unsafe or unsound banking practice. The payment of dividends or other payments might, under certain circumstances, be deemed to be an unsafe or unsound banking practice. In addition, the applicable federal regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies, by national banks and by state banks. Compliance with such standards, as presently in effect or as they may be amended from time to time, could possibly limit the amount of dividends which High Point may pay in the future. In addition, as a bank whose deposits are insured by the FDIC, NBSC may not pay dividends to High Point or distribute any of its capital assets to High Point if it is in default on any assessment due to the FDIC. NBSC has never been in default under any of its obligations to the FDIC.

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

     The FDIC insurance rates payable by banks are assessed based on a bank's capitalization and the degree of supervisory concern over the institution. Effective November 1995, the FDIC Board of Directors reduced the range of premiums to $0.00 to $0.27 per $100 of deposits for 1996. NBSC's rate dropped from $0.17 per $100 of deposits effective January 1, 1996 to $0.03 per $100 of deposits effective June 30, 1996. Because of the improvement in NBSC's risk rating, NBSC's insurance premium has been reduced to $0.00 per $100 of deposits effective January 1, 1997. NBSC will have to pay $0.0128 per $100 of deposits in 1997 to help fund the Financing Corporation ("FICO") interest payments. The FICO was chartered in 1987 for the purpose of financing the recapitalization of the Federal Savings and Loan Insurance Corporation. The FICO has assessment authority against the Savings Association Insurance Fund ("SAIF") members. The size of the FICO assessment to pay FICO interest and debt has kept the SAIF at low levels. Therefore, the FDIC board has assessed Bank Insurance Fund members the $0.0128 per $100 of deposits to help fund the interest payments. NBSC's total FDIC expense in 1997 will drop 85% from its 1996 levels assuming NBSC's deposit levels remain the same and assuming no further FDIC premium changes in 1997.

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

     On November 12, 1991, NBSC entered into a Stipulation and Consent in the form of a Formal Agreement (the "Consent Order") with the OCC. The Consent Order restricted NBSC from paying dividends to High Point and required NBSC to increase the level of its capital, submit a capital plan, enhance its lending policies and procedures, make certain revisions to its methodology for analyzing the adequacy of the allowance for possible loan losses, and enhance its asset/liability management policies and procedures. Initially, the Consent Order required NBSC to increase its leverage capital ratio to 6% by March 31, 1992 and to maintain a minimum ratio of 5% through that date and an adequate allowance for possible loan losses. Subsequently, the Consent Order was modified to give NBSC until June 30, 1992, and later until September 1993, to meet a 6% leverage capital ratio. NBSC submitted an updated capital plan to the OCC in August 1993, outlining its proposed course of action, which included, among other things, a planned reduction in asset size and an increase in earnings performance to allow NBSC to maintain a leverage ratio above 5.25%, and a capital infusion to NBSC by High Point through a proposed acquisition of equity capital during 1994 to enable NBSC to attain a 6% leverage ratio. This amended capital plan was accepted by the OCC on August 30, 1993, and the Consent Order was modified to give NBSC an extension until June 30, 1994 to meet the 6% leverage ratio, contingent upon NBSC's maintaining a capital ratio of 5.25% and continuing to maintain an adequate allowance for possible loan losses. In June, 1994, as a result of a public stock offering, High Point funded $2.4 million to NBSC as an additional capital contribution. This capital contribution allowed NBSC to attain a leverage ratio in excess of 6%. On March 27, 1996, NBSC's Consent Order with the OCC was terminated.

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

     The risk-based capital requirements establish minimum levels of capital and require a method of capital adequacy analysis which takes into consideration the degree of risk of certain assets. The regulators require all banks and bank holding companies to have a core or Tier 1 capital-to-assets risk-based ratio of at least 4% and a total capital-to-assets risk-based ratio of at least 8%. At December 31, 1996 the Company's Tier I and total capital-to-assets risk-based ratios determined under the required method were 15.62% and 17.00%, respectively. The federal regulatory agencies have submitted a proposed rule integrating interest rate risk into the risk-based capital measurement.

     The Federal Reserve Board has also issued regulations establishing a 3% minimum Tier 1 leverage ratio for bank holding companies that are considered to have well-diversified risk, no undue interest rate exposure, high liquidity, good earnings, excellent asset quality and in general are considered strong banking organizations. Bank holding companies that do not meet these standards are required to maintain higher capital ratios. At December 31, 1996, the Company had a Tier 1 leverage ratio of 8.35%. For more information see Note 16 to the Financial Statements included in Item 8 of this 10-K.

     Additional information regarding capital requirements is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources" in Item 7 of this 10-K.

LOCAL ECONOMY

     The Company operates in Sussex County in Northwestern New Jersey. The majority of residents that live in Sussex County work outside the county. The industries within the county include tourism, retail sales and real estate construction and sales. The economy is heavily reliant on commercial and residential real estate.

     In the early 1990's, when values on real estate declined and demand for real estate dwindled, many of NBSC's borrowers were adversely impacted. Since that period of time, NBSC's loan portfolio concentrations have changed from a high concentration of commercial real estate to a high concentration of consumer installment and residential real estate loans. Lower loan to value ratios have been implemented to help protect NBSC from potential deterioration in the current real estate market.

     In Sussex County, there has been very little commercial real estate growth since the early 1990s. Residential real estate growth has been moderate. Unemployment and job growth have been at favorable levels. There appears to be signs of improvement in the New Jersey economy, although that improvement appears to be centered more around urban areas than rural residential areas such as Sussex County.

COMPETITION

     NBSC operates in a highly competitive market environment within Sussex County, New Jersey. Three major interstate multi-bank holding companies and two large multi-state thrift holding companies operate within NBSC's market area. These larger institutions have substantially larger lending capacities and typically offer services which NBSC does not offer. There are also three other community banks in the county. Among the financial institutions that operate within Sussex County, NBSC has the greatest number of branches within Sussex County. As of the most recent data published by the FDIC (June, 1996), NBSC ranked second in the county in deposits with a market share of 15.48%.

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

EMPLOYEES

     At December 31, 1996, there were 134 persons, including 25 part time personnel, employed by the Company. Management believes that it has a satisfactory relationship with its employees.

STATISTICAL INFORMATION

     Statistical information is incorporated by reference to Item 7 hereof.

ITEM 2.   PROPERTIES

     High Point's principal offices are located at Branchville Square, Branchville, New Jersey. High Point shares administrative space at this location with NBSC.

     At December 31, 1994, High Point held for sale 66 acres of undeveloped land at a net recorded carrying value of $2,534,000. In 1995, based on the requirements of Statement of Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of," management recorded an impairment of $370,000 on the land held for sale based on an estimated five year selling period using a discount rate of 16%. Management also recorded an additional $29,000 impairment based on a contract to sell 32 acres. As a result of the termination of the contract on the 32 acres in 1996 and other factors, High Point recorded an additional valuation allowance on the land held for sale to reflect management's current estimate of the net realizable value of the land. For more information, see the discussion in Note 6 on page 43 in Notes to Consolidated Financial Statements contained in Item 8 of this 10-K.

     NBSC operates nine banking locations, in addition to an administration center and an operations center, all in Sussex County, New Jersey. NBSC has owned its administrative office located in Branchville, New Jersey since 1992. NBSC's Vernon branch is leased under a non-cancelable long-term lease with the current term ending in September 2001 with options to renew the lease for two additional 5 year periods.

     During 1988, NBSC sold certain banking and other premises to FMI Inc., a wholly owned subsidiary of Franklin Mutual Insurance Co., a 6.6% shareholder of High Point. The banking premises were leased back to NBSC for periods ranging between 10 and 15 years. George Guptill, Jr., President of FMI, Inc., is also a member of the Board of Directors of High Point. Further information is incorporated by reference to information contained in Notes 6 and 10 to the Consolidated Financial Statements set forth in Item 8 of this 10-K.

ITEM 3.   LEGAL PROCEEDINGS

     The information required by this item is incorporated by reference to information contained in the second paragraph of Note 10 to the Consolidated Financial Statements on page 47 in Item 8 of this 10-K.

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

          NAME                               EMPLOYMENT DURING THE LAST 5 YEARS                                    AGE
          ----                               ----------------------------------                                    ---
Michael A. Dickerson............   President Chief Executive Officer and Director of High Point                     60
                                   Financial Corp. since 1988; President (since February 1992), Vice
                                   Chairman of the Board (1991 to 1996) and Chief Executive Officer
                                   (since November 1991), and Director (since 1988) of NBSC; Director,
                                   President and Chief Executive Officer (1988 to April 1992, except from May 9 through December 26, 1990), and Vice Chairman (May 1990 to
                                   April 1992) of Pocono.

Gregory W. A. Meehan............   Vice President (since 1987), Treasurer and Assistant Secretary (since            49
                                   1983) of High Point Financial Corp.; Director (since 1994), Chief
                                   Operating Officer (since November 1991), Executive Vice President (since
                                   1990) and Chief Financial Officer (since 1988), of NBSC.

Robert A. Vandenbergh...........   Secretary of High Point Financial Corp. (since February 1992); Director          45
                                   (since 1994), Senior Vice President and Chief Lending Officer, NBSC
                                   (since October 1991).

Rita A. Myers...................   Comptroller of High Point Financial Corp., (since May, 1993); Vice               38
                                   President (Since May 1990) and Comptroller (since May 1989), NBSC.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     As of February 3, 1997, High Point's common stock, no par value (the "Common Stock") is traded on the NASDAQ Stock Market under the symbol HPFC. Prior to February 3, 1997, High Point's Common Stock was traded in the over-the-counter market. As of December 31, 1996, there were 1,750 shareholders of record of Common Stock.

     The following table sets forth, for the calendar periods indicated the high and low bid/ask prices per share of the Common Stock prepared from reports provided by the National Quotation Bureau, Inc. The prices shown do not include mark-ups, mark-downs or commissions, and may not reflect actual transactions. There were no cash dividends declared for the periods indicated.

                                                                           BID                  ASKED
                                                                     --------------        --------------
                                                                      HIGH     LOW          HIGH     LOW
                                                                     ------   -----        ------   -----
Year ended December 31, 1995
   First quarter..............................................       $ 5.13   $ 4.00       $ 5.50   $ 4.25
   Second quarter.............................................         5.00     4.88         5.50     5.13
   Third quarter..............................................         6.00     4.75         6.13     5.00
   Fourth quarter.............................................         6.50     5.88         6.75     6.00

Year ended December 31, 1996
   First quarter..............................................       $ 6.50   $ 6.13       $ 6.75   $ 6.50
   Second quarter.............................................         6.50     6.13         6.88     6.50
   Third quarter..............................................         7.00     6.13         7.38     6.38
   Fourth quarter.............................................         8.50     7.00         9.63     7.75

   High Point has not paid dividends since June 1990.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
     (Not covered by Report of Independent Public Accountants)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
SUMMARY OF OPERATIONS (IN THOUSANDS)                              1996          1995         1994          1993       1992 (2)
------------------------------------                          -----------    ----------   ----------    ----------   ----------
 Total interest income......................................    $   14,429    $   13,653   $   12,017    $   12,491   $   16,866
 Total interest expense......................................        5,758         5,550        4,492         4,952        8,744
                                                               -----------    ----------   ----------    ----------   ----------
 Net interest income.........................................        8,671         8,103        7,525         7,539        8,122
 Provision for possible loan losses(1).......................          ---           225        1,327           336        1,857
                                                               -----------    ----------   ----------    ----------   ----------
 Net interest income after provision for possible loan losses        8,671         7,878        6,198         7,203        6,265
 Non-interest income.........................................        2,439         2,219        2,368         2,589        2,593
 Non-interest expenses(1)....................................        8,847         9,472        9,630        10,573       14,291
 Unrealized loss on land held for sale.......................          250           ---          ---           ---          ---
 Gain on sale of bank premises...............................          141           148          141            79          118
 Gain on sale of land held for sale..........................          ---           ---          ---           306          ---
 Loans and securities gains (losses).........................          (28)           53         (289)          519          198
                                                               -----------    ----------   ----------    ----------   ----------
 Income (loss) before benefit for income taxes and
  cumulative effect for change in accounting principle.......        2,126           826       (1,212)          123       (5,117)
 Benefit for income taxes....................................       (2,681)         (249)         (97)          (31)         558
                                                               -----------    ----------   ----------    ----------   ----------
 Income (loss) before cumulative effect for change in
  accounting principle.......................................        4,807         1,075       (1,115)          154       (5,675)
 Cumulative effect of change in accounting principle.........          ---          (370)         ---           ---          ---
                                                               -----------    ----------   ----------    ----------   ----------
 NET INCOME (LOSS)...........................................   $    4,807    $      705   $   (1,115)   $      154   $   (5,675)
                                                               ===========    ==========   ==========    ==========   ==========

PER SHARE INFORMATION:
----------------------
 Net income (loss) before cumulative effect for change in
  accounting principle.......................................   $     1.27    $     0.29   $   ($0.36)   $     0.06       ($3.31)
 Cumulative effect of change in accounting principle.........          ---         (0.10)         ---           ---          ---
                                                               -----------    ----------   ----------    ----------   ----------
 Net income (loss)...........................................   $     1.27    $     0.19   $   ($0.36)   $     0.06       ($3.31)
                                                               ===========    ==========   ==========    ==========   ==========
 Stockholders' equity (book value)...........................   $     5.28    $     3.89   $     3.19    $     4.06   $     3.93
 Number of shares outstanding, December 31...................    3,786,480     3,745,760    3,745,760     2,439,009    2,436,924
 Average number of shares outstanding........................    3,779,364     3,745,760    3,065,786     2,437,908    1,711,935

YEAR END BALANCE SHEET INFORMATION (IN THOUSANDS)
-------------------------------------------------
 Total assets................................................   $  217,182    $  200,184   $  184,641    $  181,263   $  200,870
 Total deposits..............................................      188,854       178,325      165,572       162,788      183,942
 Loans held for sale.........................................          178           628          427         5,708        6,136
 Loans, net of unearned income(1)............................      114,641       104,833      105,556       110,933      135,471
 Allowance for possible loan losses(1).......................        3,973         4,609        5,234         5,419        6,066
 Securities, including those available for sale..............       76,242        64,696       54,231        41,930       35,521
 Note payable................................................          846         1,270        1,482         2,373        3,130
 Redeemable subordinated debentures..........................          127           511          510           510          544
 Employee Stock Ownership Plan debt..........................          ---           ---          150           321          461
 Stockholders' equity........................................       19,977        14,558       11,963         9,892        9,582

CONSOLIDATED RATIOS
-------------------
 Net income (loss) to average stockholders' equity...........        28.52%         5.26%       (9.72)%        1.60%      (64.22)%
 Net income (loss) to average total assets...................         2.31          0.37        (0.61)         0.08        (2.46)
 Stockholders' equity to total assets at year end............         9.20          7.28         6.48          5.46         4.77
 Net charge-offs to average loans outstanding................         0.59          0.82         1.37          0.80         3.32
 Net interest spread (tax equivalent basis)..................         3.66          3.82         3.92          4.01         3.42
 Net interest margin (tax equivalent basis)..................         4.49          4.61         4.55          4.52         3.87
 Loans to deposits...........................................        60.70         58.79        63.75         68.15        73.65
 Non-performing loans to loans...............................         3.80          6.47        12.20         17.39        20.57
 Allowance for possible loan losses to loans.................         3.47          4.40         4.96          4.88         4.47
 Allowance for possible loan losses to non-performing loans..        91.23         67.94        40.61         28.07        21.73
 Average stockholders' equity to average total assets........         8.09          7.02         6.32          5.19         3.82

OTHER SELECTED DATA
-------------------
 Number of full time equivalent employees....................          122           123          126           124          133
 Number of common stockholders at year end...................        1,750         1,718        1,713         1,553        1,413


____________
(1) The information for 1994 and prior years has been restated per the requirements of SFAS No. 114. See Note 3 on page 39 for further information.
(2) The information for 1992 and prior years includes the results of High Point's former subsidiary, the Pocono Bank, which was sold on April 24, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section presents a review of the Company's consolidated results of operations and financial condition. It should be read in conjunction with the consolidated financial data presented elsewhere in this report. All references to "notes" refer to Notes to Consolidated Financial Statements of the Company appearing on pages 36 through 55 in Item 8 of this 10-K.

RESULTS OF OPERATIONS

NET INCOME (LOSS)

     For the year ended December 31, 1996, the Company's consolidated net income was $4,807,000, representing an increase of $4,102,000 over the net income of $705,000 reported in 1995 and an improvement of $5,922,000 over the $1,115,000 in net losses reported in 1994. The net income per common share for 1996 was $1.27 compared to the reported net income per common share of $0.19 in 1995 and the reported net loss per common share of $0.36 for 1994.

     The results for 1996 were favorably affected by the recognition of a net income tax benefit of $2,681,000 representing net operating loss ("NOL") carryforwards through the reversal of a previously established deferred tax valuation allowance. The recognition of the deferred tax asset at December 31, 1996 is based on the Company's evaluation of income earned in 1996 and management's estimate of the Company's continued ability to remain profitable in future periods such that realization of its NOL carryforwards can be reasonably expected. This estimate will be impacted favorably or unfavorably by future results of operations. The Company has recorded a valuation allowance of approximately $573,000 which represents an estimated reserve for state NOLS which may expire prior to the Company's ability to utilize such NOLs. The Company will periodically evaluate the realizability of its deferred tax asset and will adjust the valuation allowance when necessary. For more information, see Note 7 on page 44.

     Net income before taxes and before cumulative effect for change in accounting principle was $2,126,000 in 1996 compared to $826,000 in 1995, a $1.3 million increase. Various improvements in the Company's financial condition during 1996 contributed to recording net income in 1996. These improvements included an increase of assets from $200.2 million on December 31, 1995 to $217.2 million on December 31, 1996, an increase of $17.0 million or 8.5%. Non-performing assets also improved, declining from $9.5 million to $5.5 million, a 42.1% decrease. Because of the decline in non-performing assets and the improvement in asset quality, no provision for possible loan losses was recorded in 1996 compared to provisions of $225,000 and $1,327,000 for 1995 and 1994, respectively. As a result of the increase in assets and decrease in non-performing assets, net interest income increased $568,000, or 7.0% to $8,671,000. Reductions in non-interest expense also helped to improve earnings in 1996. For more information, see the discussion entitled "--Non-interest Expense" on page 15.

     Net income for 1996 also compares favorably with the net income of 1995 due to the Company's 1995 adoption of SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). In accordance with SFAS No. 121, in December 1995, High Point evaluated its land held for sale for impairment and determined that a valuation reserve of $370,000 was required. The $370,000 provision was retroactively recorded in the results of operations of first quarter 1995 as a cumulative effect of a change in accounting principle. In 1996, as a result of the termination of a contract for sale on 32 acres, the Company recorded an additional valuation reserve on its land held for sale to reflect management's current estimate of the net realizable value of the land. For more information see Note 6 on page 43.

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


               INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

                                                                1996 VS. 1995                      1995 VS. 1994
                                                              INCREASE (DECREASE)               INCREASE (DECREASE)
                                                                DUE TO CHANGE IN:                 DUE TO CHANGE IN:
                                                       -------------------------------   ------------------------------
                                                                                TOTAL                           TOTAL
                                                        AVERAGE    AVERAGE    INCREASE   AVERAGE   AVERAGE    INCREASE
                                                        VOLUME      RATE     (DECREASE)   VOLUME     RATE    (DECREASE)
                                                       --------    -------   ----------  -------   -------   ----------
                                                                     (TAX-EQUIVALENT BASIS, IN THOUSANDS)
INTEREST INCOME
Interest bearing deposits at banks.................... $    ---    $    (1)  $      (1)  $   ---   $   ---   $     ---
Federal funds sold....................................       (7)       (57)        (64)      157       163         320
Securities including securities available for sale:
     U.S. Government and agencies.....................      777         56         833       969       240       1,209
     State and political subdivisions.................      ---        ---         ---       (20)      ---         (20)
     Other securities.................................       35        (22)         13      (124)       87         (37)
                                                       --------    -------   ----------  -------   -------   ---------
Total securities......................................      812         34         846       825       327       1,152
                                                       --------    -------   ----------  -------   -------   ---------
Loans, including loans held for sale,
   net of unearned income:
     Commercial and construction......................     (676)      (306)       (982)   (1,061)      864        (197)
     Mortgage.........................................      614        (81)        533       206       (98)        108
     Installment......................................      397         47         444       310       (57)        253
                                                       --------    -------   ----------  -------   -------   ---------
Total loans...........................................      335       (340)         (5)     (545)      709         164
                                                       --------    -------   ----------  -------   -------   ---------
TOTAL INTEREST INCOME.................................    1,140       (364)        776       437     1,199       1,636
                                                       --------    -------   ----------  -------   -------   ---------
INTEREST EXPENSE
     Savings deposits.................................      167          7         174        16       202         218
     Money market accounts............................      (36)       (41)        (77)      (20)       37          17
     Time deposits....................................      194        (72)        122       401       438         839
     Short-term borrowings............................       51        (13)         38         3        66          69
     Long-term borrowings.............................      (43)        (6)        (49)      (92)        7         (85)
                                                       --------    -------   ----------  -------   -------   ---------
TOTAL INTEREST EXPENSE................................      333       (125)        208       308       750       1,058
                                                       --------    -------   ----------  -------   -------   ---------
Net interest income (tax equivalent basis)............      807       (239)        568       129       449         578
Tax-equivalent basis adjustment.......................      ---        ---         ---       ---       ---         ---
                                                       --------    -------   ----------  -------   -------   ---------
NET INTEREST INCOME................................... $    807    $  (239)  $     568   $   129   $   449   $     578
                                                       ========    =======   ==========  =======   =======   =========

     The table on page 12 (Consolidated Statistics on a Taxable Equivalent Basis) shows the Company's consolidated average balances of assets, liabilities and stockholders' equity, the amount of average interest earning assets and interest bearing liabilities, net interest spread and net interest income as a percentage of average interest earning assets. Non-accruing loans are included in average loans, thereby lowering the yield on the loan portfolio in the respective areas. Non-taxable income from investment securities is presented on a tax-equivalent basis whereby tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable (assuming a 34% tax rate). Although the Company, through NBSC, must reduce the amount of interest expense deductible for federal income tax purposes by an amount related to the average balance of tax-exempt securities purchased after August 1986, this adjustment is not material to the presentation and is not included in the table. The indebtedness of the High Point Financial Corp. Employee Stock Ownership Plan (the "ESOP") in 1994 is shown under "Other Liabilities" and not in "Long-term Borrowings" (see Note 14).

            CONSOLIDATED STATISTICS ON A TAXABLE EQUIVALENT BASIS

                                                        1996                          1995                         1994
                                            ----------------------------- ----------------------------- ----------------------------
                                                       Interest                     Interest                      Interest
                                              Average   Income/   Average  Average   Income/  Average   Average   Income/   Average
                                              Balance   Expense    Rate    Balance   Expense    Rate    Balance   Expense     Rate
                                            ---------- --------- --------  --------- --------- -------  --------- ---------  -------
                                                                                       (IN THOUSANDS)
ASSETS
------
  Interest earning assets:
  Loans, including loans held for
      sale, net of unearned income:
      Commercial and construction..........  $ 55,892  $ 4,798    8.58%  $ 63,647    $ 5,780     9.08%  $ 76,165   $ 5,977    7.85%
      Mortgage.............................    31,504    2,688    8.53%    24,257      2,155     8.88%    21,852     2,047    9.37%
      Installment..........................    20,774    1,863    8.97%    16,329      1,419     8.69%    12,722     1,166    9.17%
                                             --------  -------    ----   --------    -------     ----   --------   -------    ----
  Total loans..............................   108,170    9,349    8.64%   104,233      9,354     8.97%   110,739     9,190    8.30%
                                             --------  -------    ----   --------    -------     ----   --------   -------    ----
  Securities including securities
      available for sale:*
      U.S. government and agencies.........    60,760    3,787    6.23%    48,288      2,954     6.12%    32,068     1,745    5.44%
      State and political subdivisions.....        --       --      --%        --         --       --%       510        20    3.92%
      Other securities.....................    12,321      679    5.51%    11,647        666     5.72%    13,447       703    5.23%
                                             --------  -------    ----   --------    -------     ----   --------   -------    ----
    Total securities.......................    73,081    4,466    6.11%    59,935      3,620     6.04%    46,025     2,468    5.36%
                                             --------  -------    ----   --------    -------     ----   --------   -------    ----
    Interest bearing deposits at banks.....       111        1    0.90%       113          2     1.77%       145         2    1.38%
    Federal funds sold.....................    11,556      613    5.30%    11,669        677     5.80%     8,514       357    4.19%
                                             --------  -------    ----   --------    -------     ----   --------   -------    ----
    Total interest earning assets..........   192,918   14,429    7.48%   175,950     13,653     7.76%   165,423    12,017    7.26%
                                             --------  -------    ----   --------    -------     ----   --------   -------    ----
  Non-interest earning assets:
      Cash and due from banks..............     8,389                       7,886                          7,458
      Unrealized losses on securities
       available for sale..................         1                        (577)                          (760)
      Allowance for possible loan losses...    (4,229)                     (5,042)                        (5,075)
      Premises and equipment--net..........     4,838                       5,321                          5,479
      Other assets.........................     6,367                       7,397                          8,892
                                             --------                    --------                       --------
  TOTAL ASSETS.............................  $208,284                    $190,935                       $181,417
                                             ========                    ========                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
  Interest bearing liabilities:
      Savings deposits.....................  $ 73,004  $ 1,912    2.62%  $ 66,646    $ 1,738     2.61%  $ 65,950   $ 1,520    2.30%
      Money market accounts................    10,353      256    2.47%    11,668        333     2.85%    12,651       316    2.50%
      Time deposits........................    60,693    3,291    5.42%    57,087      3,169     5.55%    49,286     2,330    4.73%
      Short-term borrowings................     5,478      167    3.05%     3,735        129     3.45%     3,542        60    1.69%
      Long-term borrowings.................     1,413      132    9.34%     1,875        181     9.65%     2,826       266    9.41%
                                             --------  -------    ----   --------    -------     ----   --------   -------    ----
    Total interest bearing
     liabilities...........................   150,941    5,758    3.81%   141,011      5,550     3.94%   134,255     4,492    3.34%
                                             --------  -------    ----   --------    -------     ----   --------   -------    ----
  Non-interest bearing liabilities:
      Demand deposits......................    38,079                      34,128                         33,308
      Other liabilities....................     2,407                       2,396                          2,379
                                             --------                    --------                       --------
      Total non-interest bearing
        liabilities........................    40,486                      36,524                         35,687
                                             --------                    --------                       --------
    Stockholders' equity...................    16,857                      13,400                         11,475
                                             --------                    --------                       --------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY...................  $208,284                    $190,935                       $181,417
                                             ========                    ========                       ========
  Net interest income
   (tax-equivalent basis)..................              8,671    3.66%                8,103     3.82%               7,525    3.92%
  Tax-equivalent basis adjustment..........                ---                           ---                           ---
                                                       -------    ----               -------     ----              -------    ----
  NET INTEREST INCOME......................            $ 8,671                       $ 8,103                       $ 7,525
                                                       =======                       =======                       =======
  Net interest margin (tax-equivalent
   basis)..................................                       4.49%                          4.61%                        4.55%
                                                                  ====                           ====                         ====

________________
*Securities are reported at amortized cost without including the impact of any unrealized gains or losses on securities available for sale.

     Net interest income for 1996 was $8,671,000, representing an increase of $568,000 or 7.0% compared to the $8,103,000 reported for 1995; net interest income increased in 1995 by $578,000, or 7.7% from 1994. The improvement in net interest income from 1995 to 1996 resulted from a $17.0 million increase in average earning assets offset in part by a decline in interest income due to a decline in rates that occurred early in 1996. In 1995, on the other hand, net interest income improved from 1994 as a result of increases in both volume and rates.

     Total interest income increased $776,000 from $13,653,000 in 1995 to $14,429,000 in 1996, a 5.6 % increase. Of the increase, $1,140,000 is related to the increase in volume offset by a decline of $364,000 resulting from a decline in rate. Total average interest earning assets increased from $175,950,000 in 1995 to $192,918,000 in 1996, representing an increase of $16,968,000 or 9.6%
from 1995. Total average interest earning assets increased $10,527,000 in 1995, or 6.4% over the 1994 level of $165,423,000. The increase in earning assets from 1996 came from a combination of asset growth and a decline in non-performing assets. The composition of average assets also changed. Average loans outstanding increased $4.0 million from 1995 to 1996 and average securities increased $13.2 million in the same time period. The increase in average loans outstanding resulted from increased volume in mortgages and installment loans which increased $7.2 million and $4.5 million, respectively, offset by a decline in average commercial loans outstanding of $7.7 million.

     Interest income on total loans decreased from $9,354,000 in 1995 to $9,349,000 in 1996, a decrease of $5,000. This decrease was comprised of a $340,000 decrease in interest income resulting from a decrease in rate offset by a $335,000 increase resulting from an increase in volume. The average yield on loans decreased from 8.97% in 1995 to 8.64% in 1996. Average yields on commercial and mortgage loans declined 50 basis points and 35 basis points, respectively, from 1995 to 1996. The decrease in loan yield results from a 25 basis point decline in prime rate which occurred at the beginning of 1996. In 1996, mortgage rates declined and some borrowers refinanced at lower rates causing the overall yield to decline. Interest income on total loans increased from $9,190,000 in 1994 to $9,354,000 in 1995, an increase of $164,000. Of the increase $709,000 was due to increases in rate offset by a decline of $545,000 due to declines in volume.

     Although the volume of non-performing loans contributed negatively to the level of interest income earned in the last five years, that impact was lower in 1996 than it has been in prior years. The Company had average non-accrual loans of $5,063,000 and $6,471,000 for 1996 and 1995, respectively. Interest that would have been earned had the loans been current was $497,000 and $627,000 in 1996 and 1995, respectively. The negative impact of the non-accruing loans on the yields on total loans presented for 1996 and 1995 would be 42 and 59 basis points, respectively. Excluding the non-accrual loans from interest earning assets would increase the yield on total earning assets and the net interest spread by 20 and 29 basis points for 1996 and 1995, respectively. One basis point is equal to one hundredth of one percent.

     Total interest income on securities increased from $3,620,000 in 1995 to $4,466,000 in 1996, an increase of $846,000 or 23.4%. Average securities increased from $59.9 million in 1995 to $73.1 million in 1996, an increase of $13.2 million as a result of the purchase of securities. Total interest income on securities increased $812,000 as a result of an increase in volume and $34,000 as result of an increase in rates. In 1995, interest income on securities increased $1,152,000 from 1994--$825,000 as a result of an increase in volume and $327,000 as a result of an increase in rates.

     Total interest expense increased from $5,550,000 in 1995 to $5,758,000 in 1996, an increase of $208,000 or 3.7%. Of the increase in interest expense, $333,000 resulted from an increase in volume offset by a decline of $125,000 resulting from a decrease in rate. Average interest bearing liabilities increased from $141.0 million in 1995 to $150.9 million in 1996, an increase of $9.9 million resulting from a $8.6 million increase in average interest bearing deposits and a $1.8 million increase in short-term borrowings offset by a $462,000 decline in long-term borrowings. Total interest expense increased $1,058,000 from 1994 to 1995--$308,000 of the increase was due to an increase in volume and $750,000 was due to an increase in rate.

     Average savings accounts increased to $73.0 million in 1996, an increase of $6.4 million or 9.6% from 1995. Interest expense on savings deposits increased $174,000 from 1995 to 1996, $167,000 of which was due to an increase in volume and $7,000 of which was due to an increase in rate. Average time deposits increased to $60.7 million, an increase of $3.6 million or 6.3% from 1995 to 1996. Interest expense on time deposits increased a total of $122,000--$194,000 resulting from an increase in volume offset by a decline of $72,000 resulting from a decline in rate. Average long-term borrowings, comprising the Note Payable and the Debentures, declined to $1,413,000 in 1996, a decline of $462,000, resulting from the conversion of Equity contracts collateralized by debentures totaling $384,000 on March 1, 1996. Also impacting the decline in average long-term borrowings were the principal payments made on the Note Payable. Interest expense on long-term borrowings decreased $49,000-- $43,000 due to a reduction in volume and $6,000 due to a decrease in rate.

     The net interest spread, or the difference between the yield on earning assets and the average cost of funds acquired (interest bearing liabilities), was 3.66% in 1996, 3.82% in 1995 and 3.92% in 1994. As shown in the table on page 2 (Consolidated Statistics on a Taxable Equivalent Basis), the gross yield on interest earning assets for 1996 was 7.48%, an decrease of 28 basis points compared to the 7.76% reported for 1995 and an increase of 22 basis points from the 7.26% reported for 1994. The cost of interest bearing liabilities was 3.81% for 1996, a decrease of 13 basis points from the 3.94% reported for 1995 and 47 basis points above the 3.34% reported for 1994. The yield on interest earning assets in 1996 was impacted by the decline in prime rate and in the federal funds rate that occurred early in 1996. This same type of drop did not occur in deposits because banks in NBSC's market area were reluctant to lower the rates of their customers' deposits. The yield on average assets was also impacted by a change in composition of average earning assets. Average loans outstanding declined from 59.2% of average earning assets in 1995 to 56.1% in 1996. Securities as a percent of average assets increased from 34.1% in 1995 to 37.8% in 1996. Because loans traditionally earn more than investments, this change in composition has a detrimental impact on the yield on interest earning assets as well as on the net interest spread and net interest margin.

     The tax-equivalent net interest margin (see "Net interest margin (tax equivalent basis)" in the table "Consolidated Statistics on a Taxable Equivalent Basis") decreased from 4.61% in 1995 to 4.49% in 1996, a decrease of 12 basis points compared to a 6 basis point increase from 1994 to 1995.

PROVISION FOR POSSIBLE LOAN LOSSES

     There was no provision for possible loan losses in 1996 compared to provisions of $225,000 and $1,327,000 in 1995 and 1994, respectively. Net loans charged off in 1996 amounted to $636,000, compared to $850,000 and $1,512,000 reported for 1995 and 1994, respectively. As a result of its evaluation of its allowance for possible loan losses and as a result of continued declines in non-performing loans and classified loans, NBSC's management believes its allowance for possible loan losses is adequate at this time (See Note 5 and the discussion of "Non-performing Assets" and "The Allowance for Possible Loan Losses" below). Management deems the allowance for possible loan losses adequate as of December 31, 1996, but any further deterioration in the local real estate market or changes in the economy affecting the region in which NBSC operates may require additions to the allowance for possible loan losses in future periods.

NON-INTEREST INCOME

     The Company generates non-interest income through the variety of services it offers in its market area through NBSC. These services range from deposit services to full service brokerage and investment planning services. Non-interest income for 1996 was $2,552,000, an increase of $132,000, or 5.5%, compared to $2,420,000 in 1995 which was an increase of $200,000 or 9.0% from the $2,220,000 reported in 1994.

     Service charges on deposit accounts increased $54,000 from $1,341,000 to $1,395,000, or 4.0% from 1995 to 1996, compared to the $115,000 or 7.9% decrease recorded in 1995 over 1994. The increase in service charge revenue on deposit accounts from 1995 to 1996 resulted from a higher volume of deposits in 1996. The decrease in revenue generated by service charges on deposit accounts from 1994 to 1995 resulted from management's decision to reduce service charge rates assessed on deposit accounts in order to attract additional deposits. Other service charges, commissions, and fees increased from $708,000 in 1995 to $853,000 in 1996, an increase of $145,000 or 20.5% resulting from increases in fee income on annuity sales and investment planning services from $345,000 in 1995 to $415,000 in 1996. Correspondent banking fees also contributed to the increase in other service charges, commissions and fees. A primary area in non-interest income that decreased was gains (losses) on sales of securities and loans which decreased from a combined gain of $53,000 in 1995 to a combined loss of $19,000 in 1996.

NON-INTEREST EXPENSE

     Total non-interest expense decreased from $9,472,000 in 1995 to $9,097,000 in 1996, a decrease of $375,000 or 4.0% compared to the $158,000 or 1.7% decrease recorded in 1995 over 1994. The decrease in non-interest expense from 1995 to 1996 reflects a decline in expenses related to non-performing assets and a decline in FDIC insurance fees assessed.

     Salary and employee benefits expense decreased from $4,623,000 in 1995 to $4,575,000 in 1996, a decrease of $48,000, or 1.0%. Salary expense increased from $3,492,000 in 1995 to $3,585,000 in 1996, an increase of $93,000, or 2.7%
as a result of merit increases. Employee benefits expense decreased from $1,131,000 in 1995 to $990,000 in 1996, a decrease of $141,000 or 12.5%.
Employee benefits decreased from 1995 to 1996 because employee benefit expense in 1995 included a $135,000 provision to reduce the net carrying value of the excess assets of the Company's defined benefit pension plan to estimated net realizable value in anticipation of the 1996 liquidation of such plan. This defined benefit plan was liquidated in 1996. After payment of funds due to employees covered under the plan and after payment of excise taxes upon liquidation, the remaining funds reverting to the Company totaled $123,000 in excess of the net expected amount to be returned to the Company. Offsetting the impact of the $123,000 pension benefit was the funding of $120,000 to establish an executive supplemental retirement plan. Salaries and employee benefits expense increased from $4,518,000 in 1994 to $4,623,000 in 1995, an increase of $105,000. Salary expense declined from $3,528,000 in 1994 to $3,492,000 in 1995, a decline of $36,000 or 1.0% as a result of a reduction in staffing levels from 1994 to 1995. Employee benefit expense increased from $990,000 in 1994 to $1,131,000 as a result of the $135,000 pension provision discussed above.

     Net occupancy expense decreased to $952,000 in 1996, a $14,000 or 1.4% decrease as a result of decreased rental expense for office space. Equipment expenses increased $13,000 or 2.4% to $552,000 in 1996 from the $539,000 reported in 1995, which in turn decreased from $570,000 in 1994.

     The net cost of operation of other real estate declined to $305,000 in 1996 compared to $663,000 for both 1995 and 1994. The net cost of operation of other real estate includes net gains or losses recorded on properties that were sold for amounts that differed from their carrying value. Such net gains of $78,000 were recorded in 1996 compared to net losses of $20,000 and net gains of $578,000 recorded in 1995 and 1994, respectively. The changes in composition in the net cost of operation of other real estate from 1995 to 1996 include a decrease of rental income from $362,000 in 1995 to $148,000 in 1996 as a result of sales of rental properties in late 1995. Provisions made to the allowance for other real estate were $50,000 in 1996 compared to $137,000 in 1995 and $680,000 in 1994. Operating expenses on other real estate declined to $221,000 in 1996, down from $674,000 and $765,000 in 1995 and 1994, respectively. Net cost of operation of other real estate includes costs incurred on foreclosure, subsequent writedowns of properties to their net realizable value and costs of maintaining the properties. These costs are net of any rental income received on such properties. For more information, see Note 4 on page 42.

     Other expenses increased from $2,681,000 in 1995 to $2,713,000 in 1996, an increase of $32,000, or 1.2%. See Note 18 on page 52 for detail on other expenses. Included in other expenses are legal fees, which increased to $276,000 in 1996 from $247,000 in 1995, an increase of $29,000, or 11.7%. Legal fees declined $322,000 or 56.6% from 1994 to 1995. The level of high legal fees in 1994 can be attributed to legal costs incurred in working out problem loans and foreclosing costs related to defaulted loans.

     The Company's FDIC insurance assessment decreased from $383,000 in 1995 to $170,000 in 1996, a decline of $213,000 or 55.6%. Like all FDIC insured banks, NBSC's assessment fee as a percent of deposits is based on a tiered structure based on a bank's level of capitalization and the degree of supervisory concern. The range of premiums to be paid by banks is $0.00 to $0.27 per $100 of deposits. Because of a reduced level of supervisory concern regarding NBSC as a result of NBSC's improved financial condition, NBSC's premium was reduced from $0.17 per $100 of deposits to $0.03 per $100 of deposits. Effective January 1, 1997, NBSC's insurance rate will drop to $0.00 per $100 of deposits with an additional $0.0128 per $100 in deposits to help fund the FICO interest obligation. Assuming NBSC's deposit levels remain the same, NBSC's FDIC expense will drop approximately 85% in 1997 from 1996 levels. FDIC fees had decreased $81,000 from 1994 to 1995 resulting from a reduction in deposit premium levels by the FDIC Board of Governors.

     Marketing expense declined from $315,000 in 1995 to $216,000 in 1996, a decline of $99,000 or 31.4% as a result of management's reduced emphasis on advertising in 1996. Marketing expense had increased in 1995 from $209,000 in 1994 as a result of increased advertising expenditures to promote investment products and to increase deposits. Printing and supply expense increased from $196,000 in 1995 to $239,000 in 1996, an increase of $43,000 or 21.9% as a result of costs to reprint forms and brochures to comply with changing regulations.

     Included in other expenses was an unrealized loss on the Company's land held for sale of $250,000 which was recorded to reflect estimated costs for improvements necessary to enhance the marketability of the land and to reflect an additional impairment on the land resulting from the fact that a prior contract of sale was terminated.

FINANCIAL CONDITION

DEPOSITS

     As shown on the balance sheet on page 32, total deposits increased $10.6 million from $178.3 million on year-end 1995 to $188.9 million on year-end 1996, a 5.9% increase. The largest deposit increase was in non-interest bearing accounts, which increased to $43.1 million, an increase of $4.8 million or 12.5% from year-end 1995 to year-end 1996. Interest bearing demand accounts increased from $25.1 million on December 31, 1995 to $26.6 million on December 31, 1996, an increase of $1.5 million or 6.0%. Savings accounts increased from $55.8 million to $58.2 million, an increase of $2.4 million, or 4.3%. Time deposits increased from $59.1 million to $60.8 million, a $1.7 million or 2.9% increase. Included in time deposits are jumbo CDs which declined from $9.4 million on year-end 1995 to $6.7 million on year-end 1996, a decline of $2.7 million or 28.7%.

     Comparing average balances on non-interest bearing demand deposits shows that average demand deposits increased from $33.3 million in 1994 to $34.1 million in 1995 to $38.1 million in 1996. Average non-interest demand deposits as a percent of total deposits decreased from 20.7% in 1994 to 20.1% in 1995, and increased to 20.9% in 1996. Average savings deposits increased to $73.0 million in 1996 from $66.6 million in 1995 and $65.9 million in 1994. Average money market accounts declined to $10.4 million in 1996 from $11.7 million in 1995 and $12.7 million in 1994. Average time deposits increased from $49.3 million in 1994 to $57.1 million in 1995 and increased to $60.7 million in 1996. Because market interest rates for time deposits increased in 1995, rates on time deposits have declined.

     The average amounts of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

                                                      Year Ended               Year Ended                Year Ended
                                                   December 31, 1996        December 31, 1995       December 31, 1994
                                                   --------------------     --------------------    --------------------
                                                    Average     Average      Average     Average     Average     Average
(Dollars in thousands)                              Balance      Rate        Balance      Rate       Balance      Rate
                                                   ---------   --------     ---------   --------    ---------   --------
Non-interest bearing demand deposits...........    $ 38,079       ---       $ 34,128       ---      $ 33,308       ---
Savings deposits...............................      73,004      2.62%        66,646      2.61%       65,950      2.30%
Money market accounts..........................      10,353      2.47%        11,668      2.85%       12,651      2.50%
Time deposits..................................      60,693      5.42%        57,087      5.55%       49,286      4.73%
                                                   --------      -----      --------      -----     --------      -----
      Total....................................    $182,129      3.00%      $169,529      3.09%     $161,195      2.58%
                                                   ========      =====      ========      =====     ========      =====

     The following table summarizes the maturity distribution of time certificates of deposit in amounts of $100,000 or more as of December 31, 1996. There were no other time deposits in amounts of $100,000 or more as of that date.

                                                                      Amount
                                                                  --------------
             Maturity                                             (in thousands)
             --------
     Within 3 months............................................     $  3,745
     Over 3 through 6 months....................................        1,128
     Over 6 through 12 months...................................          956
     Over 12 months.............................................          846
                                                                     --------
          Total.................................................     $  6,675
                                                                     ========

SHORT-TERM BORROWINGS

     Short-term borrowings include securities sold under agreements to repurchase. Information relating to securities sold under agreements to repurchase for 1996, 1995, and 1994 is summarized below:

                                                                                         1996          1995        1994
                                                                                        ------        ------      ------
                                                                                                  (in thousands)
Balance at December 31..........................................................        $5,054       $2,959       $2,621
Interest rate at December 31....................................................          2.89%        3.52%       3.08%
Maximum amount outstanding at any month-end during the year.....................        $8,580       $5,189       $5,325
Average amount outstanding during the year......................................        $5,479       $3,735       $3,542
Weighted average interest rate during the year..................................          3.04%        3.46%        1.69%

     Securities sold under agreements to repurchase generally mature within 90 days. The table includes securities sold under agreements to repurchase which mature on a daily basis.

LOANS

     Total loans increased from $104.9 million on December 31, 1995 to $114.6 million on December 31, 1996, an increase of $9.7 million. Total loans decreased by $745,000 or 0.7% from 1994 to 1995. Commercial loans decreased from $58.3 million at year-end 1995 to $51.1 million at year-end 1996, a decline of $7.2 million or 12.3% compared to a decrease of $8.5 million or 12.7% during 1995. Real estate construction loans increased to $7.0 million on December 31, 1996, an increase of $2.7 million or 62.8% during 1996 compared to the $1.1 million or 34.4% increase in the previous year. These changes in balances outstanding are net of charge-offs and principal reductions made during each respective year. Real estate mortgage loans increased from $24.2 million at the end of 1995 to $33.4 million at the end of 1996 an increase of $9.2 million or 38.0%, because the Company sold a lower volume of mortgages in 1996 than it did in 1995. Because a major portion of the Company's loan demand came from residential mortgages and because the sale of the mortgages was not necessary for liquidity purposes, management decided not to sell new 15 year fixed rate mortgages, biweekly mortgages and adjustable rate mortgages. Installment loans increased as a result of increased demand in consumer installment loans.

The following table sets forth the composition of the Company's loan portfolio as of the dates indicated:

                                                                                        December 31,
                                                                 ----------------------------------------------------------
                                                                   1996         1995         1994         1993       1992
                                                                 --------     --------     --------     --------   --------
                                                                                        (in thousands)
Commercial*.................................................     $ 51,065     $ 58,274     $ 66,848     $ 80,829   $ 98,260
Real estate--construction...................................        6,951        4,300        3,171        4,743      8,274
Real estate--mortgage.......................................       33,401       24,216       21,795       13,658     14,400
Installment.................................................       23,214       18,073       13,794       11,796     14,765
                                                                 --------     --------     --------     --------   --------
     Total..................................................     $114,631     $104,863     $105,608     $111,026   $135,699
                                                                 ========     ========     ========     ========   ========

__________
*includes loans previously accounted for as insubstance foreclosures now included in non-accrual loans according to SFAS No. 114.


     The Company has not made loans to borrowers outside the United States. All references to loans of the Company are loans of NBSC (or Pocono, prior to April
1992). High Point is not a lender. The following table presents the percentage distribution of loans by category as of the dates indicated.

                                                                                         December 31,
                                                                 -----------------------------------------------------------
                                                                  1996          1995         1994         1993       1992
                                                                 -------       ------       ------       ------     ------
Commercial................................................        44.55%        55.57%       63.30%       72.81%     72.41%
Real estate--construction.................................         6.06%         4.10%        3.00%        4.27%      6.10%
Real estate--mortgage.....................................        29.14%        23.09%       20.64%       12.30%     10.61%
Installment...............................................        20.25%        17.24%       13.06%       10.62%     10.88%
                                                                 -------       ------       ------       ------     ------
     Total................................................       100.00%       100.00%      100.00%      100.00%    100.00%
                                                                 =======       ======       ======       ======     ======

     The following table shows the maturity of loans in the specified categories of the Company's loan portfolio at December 31, 1996, and the amount of such loans with predetermined fixed rates or with floating or adjustable rates.

                                                                              After one
                                                                   Within     but within   After five
                                                                  one year    five years      years        Total
                                                                  --------    ----------   ----------     -------
                                                                                  (in thousands)
Types of Loans:
  Commercial..............................................        $ 15,957     $ 25,450     $  9,658     $ 51,065
  Real Estate--construction...............................           6,253          323          375        6,951
                                                                  --------     --------     --------     --------
     Total................................................        $ 22,210     $ 25,773     $ 10,033     $ 58,016
                                                                  ========     ========     ========     ========
Amount of such loans with:
  Predetermined rates.....................................        $ 13,652     $ 15,220     $  4,089     $ 32,961
  Floating or adjustable rates............................           8,558       10,553        5,944       25,055
                                                                  --------     --------     --------     --------
     Total................................................        $ 22,210     $ 25,773     $ 10,033     $ 58,016
                                                                  ========     ========     ========     ========


     The Company's policy concerning rollovers of loans at maturity is to review each particular case and consider a rollover based upon the continued creditworthiness of the borrower. The table above shows maturities based upon the contractual terms at year-end 1996 of loans in the categories indicated and does not reflect rollovers which may occur subsequently.

     The loan to deposit ratio at year-end 1996 was 60.7%, up from the 58.8% level at year-end 1995, but down from 63.8% at year-end 1994. This ratio is reviewed in relation to credit demand, deposit activity, local economic factors and the perceived credit risk within the loan portfolio.

     From time to time in the ordinary course of business, management may identify certain loans which it may sell to meet liquidity or other operational needs. At December 31, 1996 and 1995, management had designated loans with a face amount of approximately $178,000 and $621,000, respectively, as loans held for sale. The loans held for sale at year-end 1996 and 1995 had market values of $178,000 and $628,000, respectively. These were recorded at their aggregate market values, and there was no unrealized gain recorded on December 31, 1996 and an unrealized gain of $7,000 was recorded on December 31, 1995.

     Based on the Company's market area and the communities it serves, the majority of loans approved are for the purpose of acquiring and/or developing real estate. When proceeds may be used for other purposes, the loans primarily are secured by real estate. New commercial and real estate construction loans totaled $20.5 million during 1996 compared to levels of $16.5 million and $4.3 million in 1995 and 1994, respectively. As of year-end 1996, the percent of commercial and real estate construction loans was 51% of loans outstanding compared to 60% and 66% in 1995 and 1994, respectively. The risks related to commercial and real estate construction loans relate to the real estate market. If real estate values decline and borrowers are unable to repay, the Company's investment in the loans may not be fully recoverable. For further information regarding the percentage distribution of loans by collateral type and purpose, see Note 3 on page 39.

     The Company recorded $9.7 million in new real estate mortgage loans (residential mortgages) net of repayments during 1996 compared to $6.3 million in 1995. During the course of 1996, $500,000 in mortgage loans were sold compared to $3.6 million of mortgage loan sales in 1995. By year-end 1996 mortgage loans increased to 29.1% of total loans compared to the levels of 23.1% and 20.6% at year-end 1995 and 1994, respectively. The risks related to new real estate mortgages are twofold: first, in an economic downturn with high unemployment and low real estate values, borrowers may have difficulty repaying their loan. If the Company forecloses, it may not be able to recover the entire investment. The Company tries to mitigate this risk by requiring a certain loan-to-value ratio before issuing the mortgage. The second type of risk involved with residential mortgages is option risk--the customer can repay the loan ahead of schedule. Therefore, in a period of low interest rates, a customer may refinance their mortgage at a lower rate. As a result the Company's net interest margin will decline. The Company manages this risk by increasing or decreasing the level of mortgage sales as the need arises.

     The Company continues to maintain the servicing rights on mortgages that were sold in 1996. In any given year the level of loans sold into the secondary market may increase or decrease. The decision to increase or decrease the level of loans sold is a function of liquidity needs, interest rate risk management and demand in the market area for new mortgage loans. In order to support a level of demand greater than resources available, mortgage loans may be sold in order to generate funds to meet new mortgage demand. As of December 31, 1996, there were no mortgage loans held for sale. At December 31, 1996, $46.2 million in mortgage loans previously sold were being serviced compared to $53.7 million and $56.6 million at year-end 1995 and 1994, respectively. Although there were no mortgages held for sale at year-end 1996, there were approximately $178,000 in student loans held for sale as of December 31, 1996, which the Company expects to sell in 1997 at their book value.

     Installment loans, which include second mortgages, home equity loans, automobile loans and other consumer debt have increased from $18.1 million in 1995 to $23.2 million at year-end 1996, a $5.1 million or 28.2% increase compared to a $4.3 million or 31.2% increase from year-end 1994 to year-end 1995. The growth in the installment loan portfolio was primarily in second mortgages and home equities. Home equity loans are generally secured either by first or second liens on residential property. Loans that are secured by second liens inherently have more risk than loans secured by first liens. If a foreclosure occurs, the first lienholder must be completely paid before the second lienholder's claim is addressed. Other consumer debt that is secured by vehicles or is unsecured has increased risk; in the event of a default, the lender may have a difficult time recovering payment on any of the loan. Only 3.28% of the total loans outstanding at year-end 1996 would fall into this category. The Company mitigates its risk by its underwriting standards.

     The allowance for possible loan losses at year-end 1996 was $3,973,000, a decrease of $636,000 compared to the previous year-end. The allowance for possible loan losses represents 3.47% of total loans outstanding compared to the 4.40% and 4.96% levels at year-end 1995 and 1994, respectively. The level in the allowance at December 31, 1996 is based on management's evaluation of the underlying credit risk inherent in the total loan portfolio. Management reviews the loan portfolio and evaluates credit risk throughout the year.

     The following table provides a five-year analysis of changes in the allowance for possible loan losses:

                                                                                   December 31,
                                                                      ---------------------------------------
                                                                       1996    1995    1994    1993    1992
                                                                      ------  ------  ------  ------  -------
                                                                                  (in thousands)
Allowance for possible loan losses:
  Beginning balance*............................................      $4,609  $5,234  $5,419  $6,066  $10,118
  Loans charged off:
     Commercial*................................................         933   1,153   1,677   1,803    5,398
     Real estate--construction..................................         ---      86     254      17      250
     Real estate--mortgage......................................          91     143     189      40      211
     Installment................................................          74      89     135     260      461
                                                                      ------  ------  ------  ------  -------
          Total loans charged off...............................       1,098   1,471   2,255   2,120    6,320
                                                                      ------  ------  ------  ------  -------
Recoveries:
     Commercial.................................................         328     560     636     886      602
     Real estate--construction..................................          13       9      16      84      ---
     Real estate--mortgage......................................           2       3      27       1       56
     Installment................................................         119      49      64     166       96
                                                                      ------  ------  ------  ------  -------
          Total Recoveries......................................         462     621     743   1,137      754
                                                                      ------  ------  ------  ------  -------
          Net charge-offs:......................................         636     850   1,512     983    5,566
Provision for possible loan losses charged to operations*.......         ---     225   1,327     336    1,857
Less:  Reduction of allowance through sale of Pocono Bank.......         ---     ---     ---     ---      343
                                                                      ------  ------  ------  ------  -------
Ending balance..................................................      $3,973  $4,609  $5,234  $5,419  $ 6,066
                                                                      ======  ======  ======  ======  =======

__________
*Prior years balances, charge-offs and provisions adjusted for restatement of insubstance foreclosure reserves to the allowance for possible loan losses per the requirements of SFAS No 114.

     The following table presents an allocation of the allowance for possible loan losses as to indicated categories. The allocation is based upon management's review of the credit risk of the loans in the specific category as well as historical trends.

                                                                               December 31,
                                                                 ---------------------------------------
                                                                  1996    1995    1994    1993     1992
                                                                 ------  ------  ------  ------   ------
                                                                             (in thousands)
Commercial................................................       $3,714  $4,318  $4,947  $4,832  $ 5,413
Real estate--construction.................................           17       4      81     319      252
Real estate--mortgage.....................................          103     192     129     107      146
Installment...............................................          139      95      77     161      255
                                                                 ------  ------  ------  ------  -------
     Total................................................       $3,973  $4,609  $5,234  $5,419  $ 6,066
                                                                 ======  ======  ======  ======  =======

     The determination of the appropriate level of the allowance for possible loan losses is based on management's evaluation of the risk characteristics of the loan portfolio under current economic conditions in the market area. In addition to analyzing the financial condition of each borrower, management also analyzes fair market value of collateral; industry trends; trends in loan losses, past due and delinquency levels, and other considerations which deserve recognition in estimating possible loan losses. Management also reviews the impact of the changing local economy as it pertains to the loan portfolio. Conditions such as the demand for residential construction and the changes in the employment rate in the Company's market area are considered, as are changes in national retail sales, leading economic indicators, predictions of growth and changes in unemployment levels.

     Total loans outstanding at year-end 1996 to finance real estate construction and land development were $8,170,000 compared to $7,468,000 a year ago. The Company does not normally finance, or participate in the financing of, large commercial real estate projects beyond the fringes of its market. There are currently $4,937,000 in commitments outstanding to finance real estate construction and land development loans. During 1996, 1995 and 1994 the following charge-offs were made that were directly related to real estate activities:


                                                           1996    1995    1994
                                                          ------  ------  ------
                                                              (in thousands)
Type of loan charged off
  Land development/construction - residential...........   $---    $ 16   $  254
  Land development/construction - commercial............    ---      70      ---
  Permanent commercial real estate loans................    764     721    1,139
                                                           ----    ----   ------
                                                           $764    $807   $1,393
                                                           ====    ====   ======

     Based on the continuing review of real estate construction loans, management expects some deterioration in the ability of some of the borrowers to repay these loans under existing loan agreements. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary.

     In 1996, net loans charged off (gross loans charged off less recoveries received on loans charged off in prior periods) amounted to $636,000, as compared with net charge-offs of $850,000 and $1,512,000 for the years 1995 and 1994, respectively (see Note 5). Net charge-offs as a percent of average loans outstanding were 0.59% for 1996 compared to the 0.82% and the 1.37% levels reported for 1995 and 1994, respectively.

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

     The following table details information concerning non-performing assets as of December 31 for all of the periods indicated.

                                                                         DECEMBER 31,
                                                        -----------------------------------------------
                                                          1996     1995      1994      1993      1992
                                                        -------  -------  --------- --------- ---------
                                                                        (IN THOUSANDS)
Non-performing loans:
 Renegotiated loans*................................    $  505   $  884   $ 4,164   $ 2,894   $ 6,809
 Loans past due over 90
  days..............................................       ---      156       289       184       355
 Loans on non-accrual**.............................     3,850    5,744     8,435    16,229    20,750
                                                        ------    -----   -------   -------   -------
TOTAL NON-PERFORMING LOANS..........................     4,355    6,784    12,888    19,307    27,914
Other real estate...................................     1,136    2,741     4,606     3,967     2,371
                                                        ------   ------   -------   -------   -------
TOTAL NON-PERFORMING ASSETS.........................    $5,491   $9,525   $17,494   $23,274   $30,285
                                                        ======   ======   =======   =======   =======
Allowance for possible
 loan losses........................................    $3,973   $4,609   $ 5,234   $ 5,419   $ 6,066
                                                        ======   ======   =======   =======   =======
Allowance for possible
 loan losses as a percent of:
   Total loans......................................      3.47%    4.40%     4.96%     4.88%     4.47%
   Non-performing loans.............................     91.23%   67.94%    40.61%    28.07%    21.73%
Non-performing loans as a
 percent of total loans.............................      3.80%    6.47%    12.20%    17.39%    20.57%

____________________

 * Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.
** Loans previously accounted for as insubstance foreclosure now accounted for as non-accrual loans according to SFAS No. 114. See Note 3 on page 39 for more information.

     As the above table indicates, total non-performing loans decreased $2,429,000 or 35.8% in 1996. In addition to the decrease in non-performing loans, other real estate has decreased $1,605,000 or 58.6% during 1996 due to sales of properties, writedowns and charge-offs on other real estate in excess of foreclosures on real estate provided as collateral to secure loans.
Thus, non-performing assets decreased $4,034,000 or 42.4% during 1996. Non-performing loans as a percent of total loans outstanding decreased from 6.5% to 3.8% from year end 1995 to year-end 1996.

     Loans on non-accrual declined from $5,744,000 in 1995 to $3,850,000 in 1996, a decrease of $1,894,000, or 33.0%. At December 31, 1996, there were four credits in excess of $500,000 classified as non-accrual. In the aggregate, these four loans totaled $2,257,000 or 58.6% of total non-accrual loans. Of total non-accrual loans, $2,997,000 or 77.8% were primarily secured by commercial property and $571,000 or 14.8% were secured by residential first mortgages. The remaining $282,000 in non-accrual loans were secured by miscellaneous assets including but not limited to second mortgages on residential and commercial property and other assets.

     Renegotiated loans include those loans that are classified as "troubled debt restructurings" as defined by Statement of Accounting Standards Number 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Loans renegotiated under the requirements of SFAS No. 15 decreased from $884,000 at year-end 1995 to $505,000 at year-end 1996, a decrease of $379,000 or 42.9%. The majority of the decrease in renegotiated loans resulted from payments of loans. One renegotiated loan totaling $433,000 was past due 34 days as of December 31, 1996.

     SFAS No. 114, "Accounting for Impairment of Loans," which supercedes SFAS No. 15, was implemented effective January 1, 1995. All loans renegotiated after December 31, 1994 are accounted for under the requirements of SFAS No. 114. As of December 31, 1996, there were $583,000 in renegotiated loans accounted for under the requirements of SFAS No. 114 compared to $648,000 at December 31, 1995. All of the loans renegotiated under the requirements of SFAS No. 114 were contractually current as of December 31, 1996.

     Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is a valid appraisal on file which conforms to regulatory guidelines. Upon transfer or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction in the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received and reviewed in accordance with regulatory guidelines. Based on this continuing review and results of updated appraisals as required, any further deterioration to market value is expensed to the net cost of operation of other real estate. For 1996, there were no charge-offs on other real estate; writedowns to expense were $260,000. Sales of other real estate were $1,748,000 while new additions were $403,000. Of the $1,136,000 in other real estate at December 31, 1996, there were no properties of which the value exceeded $1,000,000. The value of two properties exceeded $500,000. These properties had an aggregate carrying value of $1,050,000 and comprised 92.4% of other real estate. Commercial real estate comprises approximately 92.4% of other real estate.


THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

     Non-performing loans declined $2,429,000 from year-end 1995 to year-end 1996, which included charge-offs of $636,000 and loans reclassified to other real estate of $403,000. The allowance for possible loan losses as a percent of non-performing loans increased from 67.9% at year-end 1995 to 91.2% at year-end 1996.

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

     Based on its evaluation, management believes that it has identified the risk in the loan portfolio and that the loan loss reserve is adequate on December 31, 1996. Based on this evaluation, management also believes that the allowance is adequate to absorb such additional losses as may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given year which could be substantial in relation to the size of the Company's allowance.

     Loans classified for regulatory purposes but not included as non-performing assets at December 31, 1996 include loans classified as "other assets especially mentioned" of $2,979,000 and "substandard" of $8,024,000. These loans as of December 31, 1996 are not past due in excess of 90 days. As part of management's evaluation of the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary.

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

     Information with respect to the interest that would have accrued had the loans discussed above been current versus the interest income that was realized is discussed in Note 3 on page 39 in Notes to Consolidated Financial Statements contained in Item 8 of this 10-K.

     There were no loans at December 31, 1996, other than those included in the table on page 22 or which were classified as set forth above, where the Company was aware of any credit conditions of any borrower that would indicate a strong possibility that the borrower could not comply with the present terms and conditions of repayment and which would result in such loans being included as a non-accrual, past due or restructured loan at some future time.

     At December 31, 1996, there were no concentrations of loans exceeding 10% of total loans outstanding except as disclosed in Note 3 on page 39 in Notes to Consolidated Financial Statements contained in Item 8 of this 10-K. Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly affected by economic or other related influences.

SECURITIES PORTFOLIO

     The following table shows the carrying value of the Company's security portfolio as of the dates indicated. Securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discounts. Securities available for sale are stated at their fair value.

                                                                                        December 31,
                                                                                --------------------------
                                                                                  1996     1995     1994
                                                                                -------- --------- -------
                                                                                      (in thousands)
U.S. treasury securities and obligations of
  U.S. government corporations and agencies:
  Held to Maturity..........................................................    $ 3,004  $ 3,514  $13,168
  Available for sale........................................................     31,011   26,449   10,956
Obligations of states and political subdivisions:
  Held to Maturity..........................................................        ---      ---      ---
  Available for sale........................................................        ---      ---      ---
Mortgage-backed securities, agency issued:
  Held to Maturity..........................................................     19,663   11,878    9,393
  Available for sale........................................................     15,367   19,011   14,899
Vanguard money market fund:
  Held to Maturity..........................................................        ---      ---      ---
  Available for sale........................................................      5,855    3,289    5,009
Other investments:
  Held to Maturity..........................................................        ---      ---      ---
  Available for sale........................................................      1,342      555      806
                                                                                -------  -------  -------
Total securities............................................................    $76,242  $64,696  $54,231
                                                                                =======  =======  =======

     All of the above securities with the exception of $35,000 in equities are issued by the U.S. Treasury or by a U.S. Government Agency. Therefore, little credit risk exists in the portfolio. The risk inherent in the Company's security portfolio is interest rate risk and option risk. The U.S. Treasury Note and Agency debentures are purchased with a final maturity of no greater than four years. The Company owns a limited number of Agency callables. It is the Company's policy not to buy callables with a final maturity of greater than five years. The Company owns a $35.0 million portfolio of Agency issued mortgage-backed securities. These are comprised of $5 million in Collateralized Mortgage Obligations with the remainder of the portfolio in mortgage-backed pass-through securities. These securities are subject to prepayment risk when rates decline, and to extension risk when rates increase. Prepayments can lower the yield on securities that were purchased at a premium. The Company manages prepayment risk by buying its mortgage-backeds with a variety of coupon rates and at a variety of price levels. Extension risk, on the other hand, increases the average life of the security without a corresponding increase in yield. The Company minimizes its extension risk by maintaining the majority of its mortgage-backed securities in balloon mortgage-backed securities with original maturities no greater than seven years. Other investments include Federal Home Loan Bank stock, Federal Reserve Bank Stock and other equity securities that are held for pledging purposes.

     The following table shows the maturity and the weighted average yields for the Company's security portfolio at December 31, 1996. The securities are shown in their respective maturity categories based on contractual maturities rather than anticipated paydowns. The securities are shown at their amortized cost. Mortgage backed securities are shown within the one year category. Maturities could differ based on calls or prepayments.


                                                                 After one   After five
                                                       Within   but within   but within  After ten
                                                      one year   five years   ten years    years      Total
                                                      --------  -----------  ----------  --------     -----
                                                                     (dollars in thousands)
U.S. treasury securities and obligations of
   U.S. government corporations and
   agencies, available for sale
   Amount...........................................  $10,685      $20,078   $     ---  $     ---    $30,763
   Yield............................................     6.41%        6.35%        ---        ---       6.37%
U.S. treasury securities and obligations of
   U.S. government corporations and
   agencies, held to maturity
   Amount...........................................      ---        3,004         ---        ---      3,004
   Yield............................................      ---         6.74%        ---        ---       6.74%
Mortgage-backed securities, available for sale
   Amount...........................................   15,507          ---         ---        ---     15,507
   Yield............................................     6.15%         ---         ---        ---       6.15%
Mortgage-backed securities, held to maturity
   Amount...........................................   19,663          ---         ---        ---     19,663
   Yield............................................     6.86%         ---         ---        ---       6.86%
Vanguard money market fund, available for sale
   Amount...........................................    5,855          ---         ---        ---      5,855
   Yield............................................     4.96%         ---         ---        ---       4.96%
Other investments, available for sale
   Amount...........................................    1,337          ---         ---        ---      1,337
   Yield............................................     2.32%         ---         ---        ---       2.32%
                                                      -------      -------   ---------  ---------    -------
Total securities
   Amount...........................................  $53,047      $23,082   $     ---  $     ---    $76,129
   Yield............................................     6.24%        6.40%        ---        ---       6.29%
                                                      =======      =======   =========  =========    =======

     In November 1995, the Financial Accounting Standards Board issued a special report - "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This special report allowed a company to make a one time reclassification of securities within investment categories without tainting other securities remaining within the categories. In December 1995, the Company reclassified $18.7 million of securities previously classified as held to maturity to available for sale resulting in a mark to market adjustment of $168,000 which increased stockholders' equity of the Company.

LIQUIDITY

     Liquidity is a measure of the Company's ability to provide sufficient cash flow for current and future financial obligations and commitments on a timely basis. For the Company, liquidity could be defined as having the cash available at the subsidiary bank level to meet the borrowing and cash withdrawal requirements of customers, as well as for meeting the needs of current and planned expenditures. At the subsidiary bank level liquidity is typically provided by the funds received through customer deposits, investment sales and maturities, loan repayments, borrowings and from net income. The sale of loans also provides liquidity to NBSC. For the Company, liquidity goes beyond that typically related to banking operations. High Point's liquidity needs include sufficient cash flow to meet debt repayment requirements, debt interest payments and planned capital expenditures.

     During 1996, NBSC sold $600,000 in new mortgage loans and $4.3 million of securities. At NBSC it is management's intent to fund loan demand with deposit growth, sales of securities and sales of mortgages. The sales of mortgages and securities in 1996 were to respond to changes in interest rate risk and prepayment risk. In 1996, deposits increased $10.5 million from year-end 1995 levels.

     To meet future operational needs, NBSC held at year-end 1996 $53.6 million of securities available for sale, $178,000 in loans available to be sold subsequent to year-end at a price approximately equal to book value, and $4.0 million in overnight funds. In 1995, NBSC established two lines of credit--one for $1.5 million and one for $2.0 million-- with correspondent banks in consideration of which NBSC has agreed to pledge U.S. Treasury securities. NBSC also has an overnight repurchase agreement arrangement with a brokerage firm pursuant to which NBSC can pledge up to the amount of its remaining securities and borrow up to 97% of the amount pledged overnight. NBSC did not borrow against any of its lines of credit during 1996, 1995 or 1994. NBSC also did not have any brokered deposits during 1996, 1995, or 1994. In December, 1996, NBSC became a member of the Federal Home Loan Bank of New York. One of the benefits of membership is the ability for NBSC to borrow up to $9.0 million which could be used for short-term liquidity as well as for managing interest rate risk. The Company believes that the current level of liquidity at NBSC is sufficient to meet that bank's current and anticipated operational needs.

     At December 31, 1996, High Point had $6,000 in cash and $240,000 in overnight funds sold available to meet its liquidity needs. Additionally, High Point maintains an interest bearing escrow account at another bank with a balance of $123,000 at December 31, 1996. High Point's major cash flow requirements for 1997 are to meet the monthly principal and interest payments totaling approximately $15,000 on the note payable secured by land. High Point also must pay the remaining quarterly interest payment of $3,000 to the remaining holders of High Point's debentures as well as paying the $127,000 in principal on the debentures due on March 1, 1997. In addition to the debt requirements, High Point has legal fees, printing expenses, auditing fees and other miscellaneous fees to be paid throughout the year. The residual obligation, after scheduled principal payments, to the lending bank on High Point's note payable secured by the land held for sale of $772,000 is due in a final balloon payment on January 2, 1998. High Point plans to meet this obligation primarily through the disposition of land held for sale, although no assurance can be given in this regard. High Point continues to evaluate other alternatives to repay the note payable. For further information, see Notes 14 and 19 on pages 49 and 53, respectively.

     Liquidity at the parent company level in the normal course of business is provided by dividend payments from its subsidiaries. High Point's only subsidiary is NBSC. NBSC, as a national bank, is subject to dividend restrictions. Under such restrictions, NBSC may not, without the prior approval of the Office of the Comptroller of the Currency (the "OCC"), declare dividends in excess of the current year's earnings plus the retained earnings from the prior two years. NBSC also is restricted from paying dividends if at any time losses have been sustained by the bank that exceed its retained earnings. At this time, NBSC's earnings for the current year plus the retained earnings from the prior two years are $6,296,000. NBSC has total retained earnings of $1,224,000 and cannot pay dividends in excess of its retained earnings.

     High Point currently has two additional sources available to increase its liquidity. First, High Point can generate cash through its security portfolio. As of December 31, 1996, High Point has equity securities with a market value of $11,000 and a U.S. Treasury security with a market value of $201,000. These securities are available for sale with the intent to continue to fund High Point's note payable escrow account as needed. Second, there is a contract for sale on 2.8 acres of the land held for sale. There is no assurance that this land sale will be consummated, and if the sale is consummated, it is possible that it may be after December 1997. The remaining land continues to generate interest among potential buyers.

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

     The following table sets forth the cumulative maturity distribution of the Company's interest earning assets and interest bearing liabilities as of December 31, 1996, the Company's interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the Company's cumulative interest rate sensitivity gap, the Company's interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the Company's cumulative interest rate sensitivity gap ratio. For the purpose of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms.

     Interest bearing and non-interest bearing demand accounts as well as savings accounts are reflected as maturing immediately. Loans held for sale and securities available for sale are reported within the one year time frame. Non-accrual loans are considered non-earning assets and are included in the "After 5 Years" column.

                                                                                 Maturing or Repricing
                                                           ----------------------------------------------------------------
                                                                               After 1 but
December 31,1996                                           Within 1 Year      Within 5 Years     After 5 Years    Total
----------------                                           -------------      ---------------    -------------- -----------
                                                                                         (in thousands)
Interest earning assets:
  Loans................................................    $ 52,072           $29,609            $29,100        $110,781
  Loans held for sale..................................         178               ---                ----            178
  Investment securities................................         ---             8,413             14,254          22,667
  Federal funds sold...................................       4,025               ---                ---           4,025
  Interest bearing deposit's...........................         123               ---                ---             123
  Securities available for sale........................      53,575               ---                ---          53,575
                                                           --------           -------            -------        --------
Total earning assets...................................     109,973            38,022             43,354         191,349
Non-earning assets.....................................         ---               ---             25,833          25,833
                                                           --------           -------           --------        --------
Total Assets...........................................     109,973            38,022             69,187         217,182
                                                           --------           -------           --------        --------
Interest bearing liabilities:
Deposits:
  Interest bearing demand..............................      26,627               ---                ---          26,627
  Savings accounts.....................................      58,235               ---                ---          58,235
  Jumbo certificates...................................       5,828               408                439           6,675
  Other time deposits..................................      36,260            16,224              1,684          54,168
                                                           --------          --------           --------        --------
     Total interest bearing deposits...................     126,950            16,632              2,123         145,705
                                                           --------          --------           --------        --------
Borrowings:
  Repurchase agreements................................       5,054               ---                ---           5,054
  Mortgage payable.....................................         846               ---                ---             846
  Subordinated debentures..............................         127               ---                ---             127
                                                           --------          --------           --------        --------
     Total borrowings..................................       6,027               ---                ---           6,027
                                                           --------          --------           --------        --------
Non-interest bearing demand deposits...................         ---               ---             43,149          43,149
Other liabilities......................................         ---               ---              2,324           2,324
Stockholders' equity...................................         ---               ---             19,977          19,977
                                                           --------          --------           --------        --------
Total liabilities and equity...........................     132,977            16,632             67,573         217,182
                                                          ---------          --------           --------        --------
Interest rate sensitivity gap..........................    $(23,004)         $ 21,390           $  1,614        $    ---
                                                          =========          ========           ========        ========
Cumulative rate sensitivity gap........................    $(23,004)         $ (1,614)          $    ---        $    ---
                                                          =========          ========           ========        ========
Interest rate sensitivity gap ratio....................       82.70%            228.61%           102.39%            ---
Cumulative interest rate sensitivity gap ratio.........       82.70%             98.92%           100.00%            ---


     As of December 31, 1996, the Company's rate sensitive liabilities exceed its rate sensitive assets by $23.0 million in the one year time frame. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more rate sensitive assets repricing within a given time frame than rate sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability sensitive (meaning that is has more liabilities repricing in a given time frame than assets) and interest rates increase, the net interest margin should decrease. What traditional gap theory does not measure is that rates on various instruments do not always change by the same amounts. In addition, gap theory does not reflect the impact of changes in interest rates on loan prepayments or early withdrawals of CDs. Management carefully monitors interest rate risk by using simulation modeling under a variety of different scenarios to estimate interest rate sensitivity. Based on management's analysis of its interest rate sensitivity, if interest rates were to increase 1%, net interest income would increase $83,000. Conversely, if interest rates were to decrease, net interest income would decrease by the same amount.

CAPITAL RESOURCES

     Stockholders' equity increased $5.4 million or 37.2% during 1996 to $19,977,000 at December 31, 1996 compared to the increase in 1995 of $2.6 million or 21.7%, and the increase in 1994 of $2.1 million or 20.9%. The change in stockholders' equity in each of the years is a function of the net income or net loss, conversion of Equity Contracts, the issuance of new shares, the impact of any net unrealized gains or losses in securities available for sale, the reduction of ESOP debt and the acquisition or sale of treasury stock (see Notes 11 and 15). In 1996, $780,000 in Equity Contracts converted to Common Stock. This included a $396,000 conversion of Equity Contracts paid by cash and $384,000 paid by tendering outstanding Debentures of the Company for cancellation. In 1994, $100,000 of collateralized Equity Contracts were converted to stock at a price of $4.75 per share. For more information see Note 15 on page 50. During 1994, High Point completed a successful offering to its shareholders and the public of 1,285,700 shares of its common stock for total proceeds of $4.5 million net of $109,000 in expenses. Unrealized gains on securities available for sale net of related taxes totaled $76,000 on December 31, 1996 compared to $244,000 of unrealized gains on December 31, 1995. For more information, see Note 2 on page 38. During 1995, a final principal payment of $150,000 was made on the ESOP debt compared to payments totaling $171,000 for 1994. For accounting purposes, the loan to the ESOP is reflected as a liability of the Company and a reduction of the Company's stockholders' equity. As principal is paid on the ESOP loan, corresponding amounts are credited to stockholders' equity (see Note 11).

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

     The Company's and NBSC's regulators have implemented risk-based capital guidelines which require banks and bank holding companies to maintain certain minimum capital as a percent of such bank's and bank holding company's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). Banks and bank holding companies are required to maintain, at a minimum, Tier I capital as a percent of risk-adjusted assets of 4.0% and combined Tier I and Tier II capital as a percent of risk-adjusted assets of 8.0%. As of December 31, 1996, the Company's Tier I and combined Tier I and Tier II capital ratios were 15.62% and 17.00%, respectively, and NBSC's Tier I and combined Tier I and Tier II capital ratios were 14.59% and 15.87%, respectively.

     In addition to the risk-based guidelines discussed above, the Company's and NBSC's regulators require that banks and bank holding companies which meet the regulators' highest performance and operational standards maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 3.0%. For those banks and bank holding companies with higher levels of risk or that are experiencing or anticipating significant growth, the minimum leverage ratio is proportionately increased. Minimum leverage ratios for each bank and bank holding company are established and updated through the ongoing regulatory examination process. NBSC's regulator requires a minimum ratio of 6.0%. As of December 31, 1996, the Company has a leverage ratio of 8.35% and NBSC has a leverage ratio of 7.75%. For more information and information regarding the capital of NBSC, see Note 16 on page 50.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of High Point Financial Corp.:

     We have audited the accompanying consolidated balance sheets of High Point Financial Corp.(a New Jersey corporation) and subsidiary (collectively the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of High Point Financial Corp. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 6, effective January 1, 1995, the Company changed its method for accounting for long lived assets to be disposed of.


                                                         /s/ Arthur Andersen LLP


Roseland, New Jersey
January 20, 1997

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   DECEMBER 31,
                                                                                         --------------------------------
ASSETS                                                                                      1996                 1995
------                                                                                   ------------        ------------
 Cash and due from banks (Notes 1 and 10).............................................   $ 10,503            $ 11,290
 Federal funds sold (Note 1)..........................................................      4,025              11,150
                                                                                         --------            --------
       Total cash and cash equivalents................................................     14,528              22,440

 Interest bearing deposits with banks.................................................        123                 125
 Securities (Notes 1 and 2):
   Available for sale, at fair value..................................................     53,575              49,304
   Held to maturity, at cost (market value of
    $22,698 in 1996 and $15,483 in 1995)..............................................     22,667              15,392
                                                                                         --------            --------
        Total securities..............................................................     76,242              64,696
 Loans held for sale..................................................................        178                 628
 Loans (Notes 1, 3 and 5).............................................................    114,631             104,863
    Less: Deferred income (expense)...................................................        (10)                 30
          Allowance for possible loan losses (Notes 1 and 6)..........................      3,973               4,609
                                                                                         --------            --------
         Net loans....................................................................    110,668             100,224
 Land held for sale (Notes 1, 6 and 13)...............................................      1,885               2,135
 Premises and equipment - net (Notes 1 and 6).........................................      2,910               2,692
 Accrued interest receivable..........................................................      1,260               1,388
 Other real estate, net (Notes 1 and 4)...............................................      1,086               2,741
 Cash surrender value of life insurance policies (Note 1).............................      4,939               1,106
 Other assets  (Note 7)...............................................................      3,363               2,009
                                                                                         ---------           --------
      TOTAL ASSETS....................................................................   $217,182            $200,184
                                                                                         ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits (Note 12):
   Transaction accounts:
     Interest bearing.................................................................   $ 26,627            $ 25,092
     Non-interest bearing.............................................................     43,149              38,334
   Savings accounts...................................................................     58,235              55,832
   Time accounts (includes CDs $100 or over of
    $6,675 and $9,372 in 1996 and 1995, respectively).................................     60,843              59,067
                                                                                         --------            --------
       Total deposits.................................................................    188,854             178,325
  Securities sold under agreements to repurchase (Note 13)............................      5,054               2,959
  Accrued expenses and other liabilities..............................................      2,324               2,561
  Note payable (Note 14)..............................................................        846               1,270
  Redeemable subordinated debentures, 8.5% due March 1, 1997 (Note 15)................        127                 511
                                                                                         --------            --------
       Total liabilities..............................................................    197,205             185,626
                                                                                         --------            --------
Commitments and contingencies (Notes 8, 10 and 16)
Stockholders' equity (Notes 1, 9, 11 and 14):
  Preferred stock, authorized 1,000,000 shares,
   no shares issued...................................................................        ---                  ---
  Common stock, no par value; stated value $5 per
   share; authorized 5,000,000 shares, issued 3,786,480 shares in 1996
    and 3,745,760 shares in 1995......................................................     18,932               18,729
  Additional Paid-in-Capital..........................................................      5,791                5,214
  Accumulated Deficit.................................................................     (4,822)              (9,629)
  Unrealized gain on securities available for sale, net of taxes in 1996
   (Notes 1 and 2)....................................................................         76                  244
                                                                                         --------            ---------
     Total stockholders' equity.......................................................     19,977               14,558
                                                                                         --------            ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................   $217,182             $200,184
                                                                                         ========            =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                                          Year Ended December 31,
                                                                                     -----------------------------------
                                                                                      1996          1995          1994
                                                                                     --------      -------      --------
INTEREST INCOME
Interest income and fees on loans (Note 1)........................................   $  9,349      $ 9,354      $  9,190
Interest on securities:
     Taxable interest income......................................................      4,466        3,620         2,448
     Non-taxable interest income..................................................        ---          ---            20
Interest on federal funds sold and deposits with banks............................        614          679           359
                                                                                     --------      -------      --------
        TOTAL INTEREST INCOME.....................................................     14,429       13,653        12,017
                                                                                     --------      -------      --------
INTEREST EXPENSE
Interest on deposits..............................................................      5,460        5,240         4,166
Interest on other borrowed money..................................................        166          129            60
Interest on note payable and other long-term debt (Notes 14 and 15)...............        132          181           266
                                                                                     --------      -------      --------
        TOTAL INTEREST EXPENSE....................................................      5,758        5,550         4,492
                                                                                     --------      -------      --------
NET INTEREST INCOME...............................................................      8,671        8,103         7,525
Less: Provision for possible loan losses (Notes 1 and 5)..........................        ---          225         1,327
                                                                                     --------      -------      --------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE LOAN LOSSES......................      8,671        7,878         6,198

NON-INTEREST INCOME
Service charges on deposit accounts...............................................      1,395        1,341         1,456
Commissions and fees..............................................................        853          708           757
Gain (loss) on the sales of securities available for sale (Note 2)................        (28)          14          (262)
Gain (loss) on the sales of loans.................................................          9           39           (27)
Gain on sale of bank premises (Note 6)............................................        141          148           141
Other income......................................................................        182          170           155
                                                                                     --------      -------      --------
        TOTAL NON-INTEREST INCOME.................................................      2,552        2,420         2,220
                                                                                     --------      -------      --------
NON-INTEREST EXPENSE
Salaries and employee benefits (Notes 8 and 11)...................................      4,575        4,623         4,518
Net occupancy expense (Notes 6 and 10)............................................        952          966           917
Equipment expense (Note 6)........................................................        552          539           570
Net cost of operation of other real estate (Notes 1 and 4)........................        305          663           663
Other expenses (Notes 6 and 18)...................................................      2,713        2,681         2,962
                                                                                     --------     --------      --------
        TOTAL NON-INTEREST EXPENSE................................................      9,097        9,472         9,630
                                                                                     --------     --------      --------
Income (loss) before benefit for income taxes and
  cumulative effect for change in accounting principle............................      2,126          826        (1,212)
Benefit for income taxes (Notes 1 and 7)..........................................     (2,681)        (249)          (97)
                                                                                     --------     --------      --------
Income (loss) before cumulative effect for change in accounting principle.........      4,807        1,075        (1,115)
Cumulative effect of change in accounting principle...............................        ---         (370)          ---
                                                                                     --------     --------      --------
NET INCOME (LOSS).................................................................   $  4,807     $    705       ($1,115)
                                                                                     ========     ========      ========
Net income (loss) per common share and common share equivalents
  before cumulative effect for change in accounting principle.....................      $1.27        $0.29        ($0.36)
Cumulative Effect per share for change in accounting principle (Note 6)...........        ---        (0.10)          ---
                                                                                     --------     --------      --------
NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENTS (Note 1)..........      $1.27        $0.19        $(0.36)
                                                                                     ========     ========      ========
WEIGHTED AVERAGE COMMON SHARE AND COMMON SHARE EQUIVALENTS (Note 1)...............      3,779        3,746         3,066
                                                                                     ========     ========      ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (dollars in thousands)

                                                                                                               Unrealized
                                                                                                                  Gains
                                                                                                      Common    (Losses) On
                                                                            Additional                 Stock    Securities
                                                                 Common      Paid-in-   Accumulated   Acquired  Available
                                                                  Stock       Capital     Deficit     By ESOP   For Sale     Total
                                                                 -------    ----------  -----------   --------  ---------  --------
BALANCE DECEMBER 31, 1993....................................... $12,195    $    7,257     $ (9,219)     ($321)   $   (20) $  9,892
   Net Loss - 1994..............................................     ---           ---       (1,115)       ---        ---    (1,115)
   Proceeds from stock offering, net of expenses of $109........   6,429        (2,038)         ---        ---        ---     4,391
   Principal payment on ESOP debt...............................     ---           ---          ---        171        ---       171
   Exercise of equity contracts.................................     105            (5)         ---        ---        ---       100
   Unrealized losses on securities available for sale...........     ---           ---          ---        ---     (1,476)   (1,476)
                                                                 -------     ---------  -----------   --------  ---------   -------
BALANCE DECEMBER 31, 1994.......................................  18,729         5,214      (10,334)      (150)    (1,496)   11,963
   Net Income - 1995............................................     ---           ---          705        ---        ---       705
   Principal payment on ESOP debt...............................     ---           ---          ---        150        ---       150
   Unrealized gains on  securities available for sale...........     ---           ---          ---        ---      1,740     1,740
                                                                 -------     ---------  -----------   --------  ---------   -------
BALANCE DECEMBER 31, 1995.......................................  18,729         5,214       (9,629)       ---        244    14,558
   Net Income - 1996............................................     ---           ---        4,807        ---        ---     4,807
   Conversion of Equity Contracts...............................     203           577          ---        ---        ---       780
   Unrealized losses on securities available for sale...........     ---           ---          ---        ---       (168)     (168)
                                                                 -------     ---------  -----------   --------  ---------   -------
BALANCE DECEMBER 31, 1996....................................... $18,932      $  5,791     $ (4,822)      $---    $    76   $19,977
                                                                 =======     =========  ===========   ========  =========   =======

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                                                 Year Ended December 31,
                                                                                           ----------------------------------
                                                                                             1996         1995          1994
                                                                                           --------     --------      --------
OPERATING ACTIVITIES
Net income (loss)........................................................................  $  4,807     $    705      $ (1,115)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization..........................................................       419          422           403
  Amortization of securities premium, net................................................       129          113           274
  Net cash paid related to discount (premium) on matured securities......................      (107)          46           ---
  Loan fees amortized, net...............................................................       (39)         (22)          (41)
  Provision for possible loan losses.....................................................       ---          225         1,327
  Provision for allowance for other real estate..........................................        50          137           680
  Deferred tax benefit...................................................................    (2,782)        (265)          ---
  (Gain) loss on sale of securities......................................................        28          (14)          262
  Unrealized loss on land held for sale..................................................       250          399           ---
  Gain on sale of premises and equipment.................................................      (141)        (148)         (141)
  (Increase) decrease in accrued interest receivable and other assets....................      (899)         (96)          529
  Increase in accrued expenses and other liabilities.....................................        98          363           186
                                                                                           --------     --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES................................................     1,813        1,865         2,364
                                                                                           --------     --------      --------
INVESTING ACTIVITIES
  Proceeds from sale of available for sale securities....................................    4,259         2,244         8,710
  Proceeds from maturity of securities:
    Available for sale...................................................................   10,334         5,620         4,812
    Held for maturity....................................................................    4,480         2,019         1,723
  Purchase of securities:
    Available for sale...................................................................  (19,015)       (5,305)      (15,806)
    Held for maturity....................................................................  (11,785)      (13,448)      (13,750)
  Net (increase) decrease of interest bearing deposits with banks........................        2            (1)          141
  Net (increase) decrease in loans.......................................................   (9,953)         (306)        7,898
  Capital expenditures...................................................................     (656)         (260)         (258)
  Proceeds from sale of premises and equipment...........................................       13            15             1
                                                                                           -------      --------      --------
NET CASH USED IN INVESTING ACTIVITIES....................................................  (22,321)       (9,422)       (6,529)
                                                                                           -------      --------      --------
FINANCING ACTIVITIES
  Net increase in deposits...............................................................   10,529        12,753         2,784
  Increase (decrease) in securities sold under agreements to repurchase..................    2,095           338          (454)
  Net proceeds from stock offering.......................................................      ---           ---         4,391
  Repayments of long-term debt principal.................................................     (424)         (212)         (891)
  Proceeds from conversion of equity contracts...........................................      396           ---           100
                                                                                           -------      --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES................................................   12,596        12,879         5,930
                                                                                           -------      --------      --------
Net increase (decrease) in cash and cash equivalents.....................................   (7,912)        5,322         1,765
Cash and cash equivalents, beginning of year.............................................   22,440        17,118        15,353
                                                                                           -------      --------      --------
CASH AND CASH EQUIVALENTS, END OF YEAR...................................................  $14,528      $ 22,440      $ 17,118
                                                                                           =======      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID.......................................................................... $  5,791      $  5,391      $  4,627
  INCOME TAXES PAID (REFUNDED)........................................................... $      3      $      5      $   (108)

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following are the significant accounting policies of High Point Financial Corp. ("High Point") and its subsidiary (collectively the "Company").

     NATURE OF OPERATIONS High Point is the parent company of The National Bank of Sussex County ("NBSC"). NBSC's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"). NBSC has nine branches, an operations center, and an administration center, all within Sussex County, New Jersey. NBSC is a full service commercial bank providing a wide range of services to individuals and small to medium-sized businesses in its northwestern New Jersey market area, including accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans. NBSC offers annuities and life insurance to its customers, and through a third party lease arrangement with Link Investment Services, Inc. provides full securities brokerage services including mutual funds and variable annuities.

     USE OF ESTIMATES The accompanying consolidated financial statements, which are prepared in accordance with generally accepted accounting principles, require the use of management estimates. The most significant estimates with regard to these financial statements relate to the allowance for possible loan losses as discussed in Notes 1 and 5, the deferred tax valuation allowance as discussed in Note 7 and the fair value of financial instruments discussed in Notes 1 and 17. Actual results may differ from those assumed in management's estimates.

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

     The Company had no securities held for trading purposes at December 31, 1996 or 1995.

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

     ALLOWANCE FOR POSSIBLE LOAN LOSSES The allowance for possible loan losses represents management's estimate of the amount adequate to provide for potential future losses which may be incurred on loans currently outstanding. The provision for possible loan losses is charged to operations and serves to increase the allowance to a level which management deems adequate. Management determines the adequacy of the allowance on a monthly basis based upon appraised collateral values, financial condition of borrowers, industry experience, current and anticipated economic conditions, changes in the composition of the loan portfolio and such other factors which are relevant to the collectibility of the loans. The region in which NBSC operates had been affected by depressed real estate values and a general downturn in economic conditions prior to 1993. Further deterioration or changes in the economy effecting the region in which NBSC operates may effect the final outcome of collection of certain of NBSC's loans and non-performing assets.

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

     OTHER REAL ESTATE Other real estate includes loan collateral that has been formally repossessed. All amounts have been transferred into and carried in other real estate at the lower of carrying value or fair market value less estimated costs to sell. When a property is acquired through foreclosure the excess of the carrying amount over fair value and estimated costs to sell is charged to the allowance for possible loan losses. Subsequently, an allowance for other real estate owned is established to maintain these properties at the lower of cost or fair value less estimated costs to sell. The allowance is established through charges to net cost of operation of other real estate. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve.

     INCOME TAXES The Company accounts for income taxes in accordance with SFAS No. 109, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

     RETIREMENT PLAN The Company had a non-contributory retirement plan covering substantially all employees. Effective December 31, 1993, the plan was amended to terminate the accumulation of additional benefits for future service, and effective May 31, 1995, the Company elected to terminate and liquidate the plan, which occurred in the third quarter of 1996.

     NET INCOME (LOSS) PER SHARE Income (loss) per share is calculated based on the weighted average number of common shares and common share equivalents outstanding during each year. Shares issuable under the cancelable mandatory stock purchase contracts and under stock option plans are considered common share equivalents for the purpose of per share data but have been excluded from the computations since their net effect is immaterial.

     STATEMENT OF CASH FLOWS For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, non-interest bearing amounts due from banks and federal funds sold. Generally, federal funds sold are for a one-day maturity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107") requires that the Company disclose estimated fair values for its financial instruments. The recorded value for cash and due from banks, federal funds sold and purchased, interest bearing deposits with banks and securities sold under agreements to repurchase approximate fair value because they mature in less than one year and do not present unanticipated credit risks. The fair value and the methodology of estimating fair value of the other financial instruments for the Company is disclosed in the related Notes to the Consolidated Financial Statements below. A summary of carrying values and fair values of financial instruments is presented in Note 17 on page 52.

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

     CASH SURRENDER VALUE OF LIFE INSURANCE CONTRACTS The Company maintains life insurance contracts on certain of its officers for which the Company is the beneficiary. The cash surrender value of these policies is recorded as an asset on the Company's balance sheet. Increases and decreases to the cash surrender value, net of premiums paid, are recorded as other income or other expense in the Company's statement of operations.

2    SECURITIES
     Information relative to the Company's securities portfolio is as follows:

                                                     December 31, 1996                                December 31, 1995
                                         -------------------------------------------    ------------------------------------------
                                                      Gross       Gross    Estimated                Gross       Gross    Estimated
                                         Amortized  Unrealized  Unrealized  Market      Amortized  Unrealized Unrealized  Market
                                          Cost        Gains       Losses     Value         Cost       Gains     Losses     Value
                                         ---------  ----------  ---------- ---------    ---------  ---------- ---------- ---------
                                                                              (in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies:              $30,763    $   275      $ (27)    $31,011      $26,126      $  352    $   (29)     $26,449
Mortgage-backed securities:
  U.S. agency issued...................   15,507         40       (180)     15,367       19,094          53       (136)      19,011
Other investments:
 Federal Reserve Bank Stock............      516        ---        ---         516          516         ---        ---          516
 Vanguard money market fund............    5,855        ---        ---       5,855        3,289         ---        ---        3,289
 Federal Home Loan Bank stock..........      786        ---        ---         786          ---         ---        ---          ---
 Marketable equity securities..........       35          5        ---          40           35           4        ---           39
                                         -------    -------      -----     -------      -------      ------    -------      -------
Securities available for sale..........  $53,462    $   320      $(207)    $53,575      $49,060      $  409    $  (165)     $49,304
                                         =======    =======      =====     =======      =======      ======    =======      =======

                                                     December 31, 1996                                December 31, 1995
                                         -------------------------------------------    ------------------------------------------
                                                      Gross       Gross    Estimated                Gross       Gross    Estimated
                                         Amortized  Unrealized  Unrealized  Market      Amortized  Unrealized Unrealized  Market
                                          Cost        Gains       Losses     Value         Cost       Gains     Losses     Value
                                         ---------  ----------  ---------- ---------    ---------  ---------- ---------- ---------
                                                                              (in thousands)
HELD TO MATURITY
U.S. Treasury securities and
 obligations of U.S. government
 corporations and agencies:              $ 3,004    $    29     $  (1)     $ 3,032      $ 3,514    $    35   $   (7)   $ 3,542
Mortgage-backed securities:
    U.S. agency issued.................   19,663         92       (89)      19,666       11,878         85      (22)    11,941
                                         -------    -------     -----      -------      -------    -------   ------    -------
Securities held to maturity............  $22,667    $   121     $ (90)     $22,698      $15,392    $   120   $  (29)   $15,483
                                         =======    =======     =====      =======      =======    =======   ======    =======

     The amortized cost and estimated market value of securities at December 31, 1996 are shown below by contractual maturity. The Vanguard money market fund is backed by U.S. Treasury notes and is used to secure overnight repurchase agreements. Since it has a one business day maturity, its carrying value approximates market value. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations without call or prepayment penalties.

                                                    December 31, 1996
                                                 ------------------------
                                                                Estimated
                                                 Amortized        Market
                                                    Cost           Value
                                                 ---------      ---------
                                                      (in thousands)
AVAILABLE FOR SALE
Due in one year or less........................    $10,685        $10,735
Due after one year through five years..........     20,078         20,276
                                                 ---------      ---------
                                                    30,763         31,011
Mortgage-backed securities.....................     15,507         15,367
Other investments..............................      7,192          7,197
                                                 ---------      ---------
Securities available for sale..................    $53,462        $53,575
                                                 =========      =========

                                                    December 31, 1996
                                                 ------------------------
                                                                Estimated
                                                 Amortized        Market
                                                    Cost           Value
                                                 ---------      ---------
                                                     (in thousands)
HELD TO MATURITY
Due after one year through five years.........       3,004          3,032
Mortgage-backed securities....................      19,663         19,666
                                                 ---------      ---------
Securities held to maturity...................     $22,667        $22,698
                                                 =========      =========

     Proceeds from sales of securities available for sale during 1996 were $4,259,000 resulting in no gross gains and gross losses of $28,000. In 1995, proceeds from sales in securities were $2,244,000 resulting in gross gains of $73,000 and gross losses of $59,000.

     Securities with a book value of $12,801,000 and $7,708,000 at December 31, 1996 and 1995, respectively, are pledged to secure public funds, repurchase agreements and for other purposes required by law. Certain of these securities are available for sale and if sold will be replaced by similar securities acceptable for pledging purposes.

     In November 1995, the Financial Accounting Standards Board issued a special report - "A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." This special report allowed a company to make a one time reclassification of securities within investment categories without tainting other securities remaining within the categories. In December 1995, the Company reclassified $18.7 million of securities previously classified as held to maturity to available for sale resulting in a mark to market adjustment of $168,000 which increased stockholders' equity of the Company.

3    LOANS

     A summary of loans, as reflected in the consolidated balance sheets, is as follows:


                                                      December 31,
                                                 -----------------------
                                                   1996           1995
                                                 --------       --------
                                                     (in thousands)
Commercial.....................................  $ 51,065       $ 58,274
Real estate-construction.......................     6,951          4,300
Real estate-mortgage...........................    33,401         24,216
Installment....................................    23,214         18,073
                                                 --------       --------
     Total loans...............................  $114,631       $104,863
                                                 ========       ========

   The following table presents the percentage distribution of loans for the following categories:

                                                                    December 31,
                                                              ----------------------
                                                                1996            1995
                                                              ------          ------
Construction and land development loans....................     7.13%           7.12%
Loans secured by 1-4 family residential properties.........    50.58%          44.88%
Loans secured by nonfarm nonresidential properties.........    33.74%          37.98%
Commercial and industrial loans............................     5.06%           6.46%
Loans to individuals for household, family and
  other personal expenditures..............................     3.28%          3.39%
Other loans................................................     0.21%          0.17%
                                                              ------         ------
Total loan distribution....................................   100.00%        100.00%
                                                              ======         ======


     The aggregate extension of credit, in the ordinary course of business, to directors, principal officers and their associates as of December 31, 1996 and 1995, amounted to $1,828,000 and $2,190,000, respectively. During 1996, $904,000 of new loans were made and $1,266,000 were repaid in the normal course of business. As of December 31, 1996, no loans to directors, principal officers and their associates are renegotiated, past due or on non-accrual status.

     The following table details information concerning non-performing loans as of December 31 for 1996 and 1995.

                                                December 31,
                                            --------------------
                                              1996         1995
                                            -------      -------
                                               (in thousands)
Non-performing loans:
 Renegotiated loans.......................  $  505        $  884
 Loans past due over 90 days..............     ---           156
 Loans on non-accrual.....................   3,850         5,744
                                            ------        ------
     TOTAL NON-PERFORMING LOANS...........  $4,355        $6,784
                                            ======        ======

     Interest income that would have accrued had the loans been current totaled $577,000, $847,000 and $1,450,000, while the actual amount recognized as income was $182,000, $365,000 and $447,000 for the years ended December 31, 1996, 1995, and 1994, respectively. At December 31, 1996, there were no commitments to lend to customers whose loans were renegotiated.

     NBSC adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     NBSC had previously estimated the allowance for possible loan losses using methods similar to those prescribed in SFAS No. 114. Adoption of these statements did not require any additional provision for possible loan losses as of January 1, 1995.

     As of December 31, 1996, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:


                                                                                      December 31, 1996         December 31, 1995
                                                                                   -----------------------   -----------------------
                                                                                    Recorded     Valuation    Recorded     Valuation
                                                                                   Investment    Allowance   Investment    Allowance
                                                                                   ----------    ---------   ----------    ---------
                                                                                                    (in thousands)
Impaired loans:
  Valuation allowance required.................................................      $3,915         $740       $5,195        $1,375
                                                                                     =====          ====       ======        ======

     This valuation allowance is included in the allowance for loan losses on the balance sheet.

     The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 were $4,523,000 and $5,408,000, respectively.

     Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $97,000 and $128,000 for the years ended December 31, 1996 and 1995, respectively. These loans are on non-accrual and are classified as impaired because doubt exists regarding the borrowers' ability to pay both principal and interest as originally agreed. Interest payments are recorded on a cash basis because the loans are sufficiently collateralized to ultimately repay the outstanding principal balance should the property collateralizing the debt be taken in foreclosure proceedings.

     At December 31, 1996, NBSC had $505,000 of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114 which continue to be accounted for in accordance with the requirements of SFAS No. 15, "Troubled Debt Restructurings." The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

     The fair value of NBSC's loan portfolio has been estimated primarily using a discounted cash flow approach. NBSC used a discount rate which was equivalent to a rate it would obtain on new loans adjusted for prepayment and credit risk factors. When available, market quotes obtained from an independent broker were used to determine fair value. As of December 31, 1996, the Company estimates the fair value of its loan portfolio to be approximately $114 million as compared to its gross recorded value of approximately $115 million. As of December 31, 1995, the Company estimated the fair value of its loan portfolio to be approximately $104 million as compared to its gross recorded value of approximately $105 million.

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

4    OTHER REAL ESTATE

     Other real estate ("ORE")includes properties that have been acquired by NBSC through foreclosure. Upon adoption of SFAS No. 114 by NBSC effective January 1, 1995, in substance foreclosed assets were reclassified to a non-performing loan classification.

     The following is an analysis of the changes in other real estate during 1996 and 1995:


                                                               1996      1995
                                                             -------   -------
                                                              (in thousands)
Balance at beginning of year...............................  $ 2,741   $ 4,606
New foreclosed  properties.................................      403     1,455
Capital Improvements.......................................      ---       260
Properties sold............................................   (1,736)   (2,536)
Payments received on properties not sold...................      (12)      (53)
Charge-offs against reserve................................      ---      (797)
Direct writedowns on ORE properties........................     (260)     (194)
                                                             -------   -------
     Balance at end of year................................  $ 1,136   $ 2,741
                                                             =======   =======

     A summary of the activity for the allowance for other real estate is summarized in the following:

                                                             December 31,
                                                      ----------------------
                                                      1996      1995    1994
                                                      ----      ----    ----
                                                           (in thousands)
Beginning balance, January 1.......................  $   ---   $  660  $  91
 Provisions........................................       50      137    680
 Charge-offs.......................................      ---     (797)  (111)
                                                     -------   ------  -----
Ending balance.....................................  $    50   $   0   $ 660
                                                     =======   ======  =====

     A summary of the expenses in the net cost of operations of other real estate is shown in the following:

                                                             December 31,
                                                      -----------------------
                                                      1996      1995    1994
                                                      ------  ------  -------
                                                           (in thousands)
Provisions to the allowance/direct writedowns        $   310   $ 331   $ 849
Rental income                                           (148)   (362)   (373)
Operating expenses                                       221     674     765
Net (gains) losses on sales of other real estate         (78)     20    (578)
                                                     -------   -----   -----
  Total net cost of operations of other real estate  $   305   $ 663   $ 663
                                                     =======   =====   =====

5  ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reflected in operations in the periods in which they become known. Upon adoption of SFAS No. 114 on January 1, 1995, prior years balances, charge-offs and provisions were adjusted for restatement of in-substance foreclosure reserves.

A summary of the activity in the allowance for possible loan losses is as follows:

                                                       1996       1995        1994
                                                     --------   ---------  ----------
                                                            (in thousands)
Balance, January 1.................................   $ 4,609      $ 5,234     $ 5,419
Provision charged to operations....................       ---          225       1,327
Loans charged off..................................    (1,098)      (1,471)     (2,255)
Recoveries of charged off loans....................       462          621         743
                                                     --------     --------    --------
     Balance, December 31..........................   $ 3,973      $ 4,609     $ 5,234
                                                     ========     ========    ========

6  PREMISES AND EQUIPMENT AND LAND HELD FOR SALE

   A summary of premises and equipment is as follows:

                                                                            December 31,
                                                                        --------------------
                                                                          1996        1995
                                                                        --------    --------
                                                                           (in thousands)
Land...............................................................     $   360      $   360
Buildings and leasehold improvements...............................       2,321        2,335
Furniture and equipment............................................       3,483        3,219
Construction in process............................................         256           10
                                                                       --------      -------
     Total Premises and equipment..................................       6,420        5,924
Less accumulated depreciation and amortization.....................       3,510        3,232
                                                                       --------      -------
Premises and equipment, net........................................     $ 2,910      $ 2,692
                                                                       ========      =======

     Depreciation and amortization expense for premises and equipment for 1996, 1995 and 1994 amounted to $419,000, $421,000 and $403,000, respectively.

     As of December 31, 1994, High Point held for sale 66 acres of land in Frankford Township, New Jersey, at a net recorded carrying value of $2,534,000. In December 1995, High Point adopted SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, an entity must estimate the future cash flows expected to result from the use or sale of the asset and record an impairment for the amount by which the carrying value exceeds the fair value. In the case of assets to be disposed of, the asset must be reported at the lower of the carrying amount or fair value less costs to sell. Included in fair value estimates is the discounting of net proceeds from sale of the asset over the estimated time to sell the asset.

     High Point evaluated its land held for sale for impairment under SFAS No. 121 and determined that a valuation reserve of $370,000 was required. In accordance with the requirements of SFAS No. 121, the $370,000 provision was retroactively reflected in the results of operations in the first quarter of 1995 as a cumulative effect of a change in accounting principle.

     Subsequent to High Point's adoption of SFAS No. 121, High Point entered into a contract for sale of 32 acres of the land for approximately $2 million. High Point recorded an additional impairment loss of $29,000 in December 1995 upon entering into this contract which is included in other operating expenses. As a result of the termination of this contract in 1996 and other factors, High Point recorded an additional valuation allowance on the land held for sale in 1996 for approximately $250,000 to reflect management's current estimate of the net realizable value of the land.

7  INCOME TAXES

     The current and deferred amounts of the benefit for income taxes are as follows:

                                                                                              Year Ended December 31,
                                                                                         --------------------------------
                                                                                           1996        1995        1994
                                                                                         ---------  ----------  ---------
                                                                                                  (in thousands)
Federal
 Current.............................................................................    $    --      $   --      $  (121)
 Deferred............................................................................     (2,782)       (265)          --
State................................................................................        101          16           24
                                                                                         -------      ------      -------
Total benefit for income taxes.......................................................    $(2,681)     $ (249)     $   (97)
                                                                                         =======      ======      =======


     Temporary differences and carryforwards at December 31, 1996 and 1995 are as follows:

                                                                                              For the year ended December 31,
                                                                                         ------------------------------------------
                                                                                               1996                     1995
                                                                                         ------------------      ------------------
                                                                                            Deferred Tax             Deferred Tax
                                                                                         ------------------      -------------------
                                                                                          Asset    Liability     Asset     Liability
                                                                                         -------- ----------     ------   ----------
                                                                                                    (Dollars in thousands)
Federal and State operating loss carryforwards........................................   $ 1,657     $ ---       $ 2,129     $ ---
Allowance for possible loan losses....................................................       456       ---         1,006       ---
Valuation reserves for land held for sale and other real estate.......................       717       ---           948       ---
Loan and investment income recognition................................................       352       ---           243       ---
Deferred compensation.................................................................       230       ---           175
AMT credit carryforward...............................................................       155       ---           155
Other, net............................................................................       378        72           151        73
                                                                                          ------     -----        ------     -----
                                                                                           3,945        72         4,807        73
 Less valuation allowance.............................................................      (573)      ---        (4,434)      ---
                                                                                          ------     -----        ------     -----
                                                                                          $3,372      $ 72        $  373      $ 73
                                                                                          ======     =====        ======     =====

     During 1996, the Company recorded a net benefit of $2,681,000 primarily representing net operating loss ("NOL") carryforwards through the reversal of a previously established deferred tax valuation allowance. The recognition of the deferred tax asset recorded at December 31, 1996 is based on the Company's evaluation of income earned in 1995 and 1996, management's estimate of the Company's continued ability to remain profitable in future periods such that realization of its net operating loss carryforwards can be reasonably expected. This estimate will be impacted favorably or unfavorably by future results of operations. The Company has recorded a valuation allowance of approximately $573,000 which represents an estimated reserve for state NOLs which may expire prior to the Company's ability to utilize such credits. The Company will periodically evaluate the realizability of its deferred tax asset and will adjust the level of the valuation allowance when necessary.

     At December 31, 1996, the Company has net operating loss carryforwards for federal tax purposes of approximately $1.7 million and for state tax purposes of approximately $17.4 million which expire in varying amounts through 2010. In addition, the Company has an alternative minimum tax credit carryforward approximating $155,000.

     A reconciliation of the provision (benefit) for income taxes, as reported, with the federal income tax at the statutory rates of 34% in 1996, 1995 and 1994, is as follows:

                                                                   Year Ended December 31,
                                                                 ----------------------------
                                                                   1996     1995      1994
                                                                 -------  --------- ---------
                                                                         (in thousands)
Tax (benefit) at statutory rate..............................     $   726    $  160    $(424)
Increase (decrease) in taxes resulting from:
  Change in valuation allowance..............................      (3,861)     (425)     424
  State taxes on income, net of federal income tax effect....          66        10       16
  Realization of tax refund received greater
    than receivable recorded.................................         ---       ---     (126)
  Other-net..................................................         388         6       13
                                                                ---------   -------   ------
       Benefit for income taxes..............................     $(2,681)   $ (249)   $ (97)
                                                                ---------   -------   ------
Effective tax rate...........................................      (126.1)%   (54.6)%    8.0%
                                                                =========   =======   ======

8  BENEFIT PLANS

RETIREMENT INCOME PLAN

     In 1995, the Company elected to liquidate the pension plan. The Company filed notice with its employees, with the Internal Revenue Service and with the Pension Benefit Guaranty Corp. of the pension plan's termination. On December 31, 1995, the Company reduced its pension asset to the level that it expected to recover less any excise taxes that would have to be paid at that time. As a result, the Company wrote down its prepaid pension asset from $207,000 to $44,000 resulting in a $163,000 expense in the fourth quarter, 1995. Upon termination of the plan in third quarter 1996, and after payments to plan participants, and payments for service charges and excise taxes, the remaining plan assets that reverted to the Company were $167,000 resulting in a gain of $123,000 recorded by the Company.

RETIREMENT SAVINGS PLAN (401K)

     The Company has a retirement savings plan (401K) covering qualified employees. Employer contributions totaled $58,000 in 1996, $62,000 in 1995 and $61,000 in 1994.

EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an Employee Stock Ownership Plan in order to enable its employees to share in the proprietary interest of the Company (see Note 11).

POSTRETIREMENT HEALTH CARE BENEFITS

     The Company provides postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria and charges the expected cost of these benefits to expense during the years that the employees render service. The Company is amortizing its estimated accumulated postretirement benefit obligation (APBO) of $435,000 over a 20 year period. The net periodic postretirement benefit cost for 1996 was $59,000 although required cash payments were approximately $12,000.

 The accumulated postretirement benefit obligation as of December 31, 1996 and 1995 is as follows:

                                                                                                    1996      1995
                                                                                                  --------  --------
                                                                                                    (in thousands)
Retirees.......................................................................................    $ 268       $ 293
Fully eligible, active participants............................................................      118          20
Other active participants......................................................................       78         172
                                                                                                   -----      ------
 Total accumulated post retirement benefit obligation..........................................      464         485
Unrecognized net gain (loss) due to past experience different from
 that assumed and effects of changes in assumptions made.......................................       97          49
Unamortized transition obligation..............................................................     (347)       (369)
                                                                                                   -----       -----
 Accrued accumulated post retirement benefit obligation........................................    $ 214       $ 165
                                                                                                   =====       =====

 The components of net periodic post retirement benefit cost is as follows:

                                                                                                For the years ended
                                                                                                    December 31,
                                                                                                -------------------
                                                                                                   1996     1995
                                                                                                 -------- ---------
                                                                                                    (in thousands)
Service cost, benefits attributed to employee service during the year..........................    $  21   $  17
Interest cost on APBO..........................................................................       29      31
Amortization of transition obligation..........................................................       22      22
Amortization of (gains) losses.................................................................      (13)     (1)
                                                                                                   -----   -----
 Net periodic postretirement benefit cost......................................................    $  59   $  69
                                                                                                   =====   =====

     The discount rate used in determining the APBO was 7.0% for both 1995 and 1996. The rate of increase used in future compensation levels was 4%. For measurement purposes, the cost of medical benefits was projected to increase at a rate of 9% in 1996 and decreasing at a rate of 1% through 1997 and 0.5% thereafter until the year 2003 and projected to increase 5% in 2003 and subsequent years. Increasing the assumed health care cost trend by one percent in each year would have increased the accumulated post retirement benefit obligation as of January 1, 1996 and January 1, 1995 by 8.1% and 9.0%, respectively. Increasing the assumed health care cost trend by one percent would have increased the aggregate of the service and interest components of net periodic postretirement benefit expense for 1996 and 1995 by 11.7% and 12.8%, respectively.

DEFERRED COMPENSATION ARRANGEMENTS

     The Company has established deferred compensation arrangements for the directors and certain management members. The plans provide for annual payments (10-15 years) upon retirement. The liabilities under these arrangements are being accrued from the commencement of the plans over the participants' remaining periods of service. In conjunction with these arrangements, the Company is the beneficiary under life insurance policies that it has purchased on the respective participants. These plans do not hold any assets.

9 STOCK OPTION PLANS

     The Company maintains three employee stock option plans which were established in 1987, 1990, and 1996. Under the terms of the 1996, 1990 and 1987 plans, options to purchase 135,000, 50,000 and 50,054 shares, respectively, may be granted to key employees of the Company or its subsidiary. In November 1995, 95,000 shares of stock were granted under these incentive stock option plans with an exercise price of $6.75 which was the fair value of the Company's Common Stock on the date of grant. All options vested within three months from the date of grant. No options have been exercised or have been forfeited as of December 31, 1996. As of December 31, 1996, 140,054 shares were available for issuance under the stock option plans. These options may be granted to key employees in such number and at such times during the duration of the plan as the Incentive Committee determines.

     The Company also maintains the 1996 Non-employee Director Stock Option Plan under which a total of 105,000 shares of Common Stock are available for issuance. On February 20, 1996, this plan granted non-employee directors of High Point or NBSC 97,500 shares at an exercise price of $6.75 per share, the fair market value as of the date of grant. These shares will vest at a rate of 20% a year for five years. No options were exercised or forfeited during 1996.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations for accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans described above. Had compensation cost for the Company's four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                                    1996            1995
                                                                                                 -----------     ----------
                                                                                                  (Dollars in thousands
                                                                                                 except per share numbers)
NET INCOME                              As reported...........................................   $  4,807         $  705
                                        Pro forma.............................................   $  4,615         $  509

EARNINGS PER SHARE                      As reported...........................................   $   1.27         $ 0.19
                                        Pro forma.............................................   $   1.22         $ 0.17

     The fair value of each option grant is estimated on the date of grant using a binomial option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively; expected volatility of 61 and 59 percent, respectively; a dividend rate of $0.10 per share beginning in three years for options granted in both years; respective risk free interest rates of 5.80% and 5.30% and expected lives of seven years for options granted in both years.

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                                                   Weighted
                                                                    Average
Range of                         Number                             Remaining                               Number
Exercise                      Outstanding                          Contractual                           Exercisable
Prices                       at 12/31/96                              Life                               at 12/31/96
---------                  ---------------                        -------------                        --------------
$6.75                          192,500                              9.0 years                              114,500

10  COMMITMENTS AND CONTINGENCIES

     CASH AND DUE FROM BANKS NBSC is required to maintain an average reserve balance with the FRB. The amount of this reserve balance for the Company at December 31, 1996 was approximately $300,000.

     LITIGATION The Company and its subsidiary bank, from time to time, may be defendants in legal proceedings relating to their business. In the judgment of management, the consolidated financial position and the results of operations of the Company will not be affected materially by the final outcome of any present legal proceedings or other contingent liabilities and commitments.

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

     Commitments to extend credit are legally binding loan commitments with set expiration dates. They are intended to be disbursed, subject to certain conditions, upon request of the borrower. In the normal course of business, the Company receives a fee for providing a commitment. The Company was committed to advance $16,642,000 and $14,447,000 to its borrowers as of December 31, 1996 and 1995, respectively, the majority of which expire within one year. Included in NBSC's commitments to extend credit were fixed rate commitments of $6,546,000 and $2,772,000 for 1996 and 1995, respectively.

     The fair value of a commitment to extend credit may be estimated by using the fee currently charged to enter into similar agreements, taking into account the remaining term of the agreement and the creditworthiness of the parties. The contract amount and the estimated fair value for commitments to extend credit and standby letters of credit follow for December 31, 1996 and December 31, 1995:

                                                                   December 31, 1996                December 31, 1995
                                                              -----------------------------    -------------------------
                                                                Contract         Estimated       Contract     Estimated
                                                                Amount           Fair Value      Amount       Fair Value
                                                              ----------         ----------    ----------     ----------
                                                                                     (in thousands)
Commitments to extend credit .................................  $32,544            ---           $28,276      ---
Standby letters of credit ....................................  $   832          $   7           $   825      $ 9

     Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. The Company has entered into standby letter of credit contracts with its customers totaling $832,000 and $825,000 as of December 31, 1996 and 1995, respectively, which generally expire within one year.

     NON-CANCELABLE LEASE OBLIGATIONS During 1988, NBSC sold certain banking and other premises to FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Co., a 6.6% shareholder of High Point. The president of FMI, Inc. is also a member of the Board of Directors of High Point. The banking premises were leased back to NBSC for periods ranging between 10 and 15 years. The Bank realized a gain on this transaction, which has been deferred and is being amortized into income over the applicable lease terms. As of December 31, 1996 and 1995, the unamortized deferred gain was approximately $363,000 and $509,000, respectively.

     At December 31, 1996, NBSC was obligated under non-cancelable leases for its Branchville, Stillwater, Wantage, Andover, Lafayette, Sparta, and Vernon branch offices, and its human resources office for periods ranging from one to ten years. The minimum rental commitment for 1997 through 2001 and thereafter is $438,000, $320,000, $212,000, $212,000 , $198,000 and $235,000, respectively.
The Company's minimum rental commitment includes commitments to pay FMI, Inc. $370,000 in 1997, $261,000 in 1998 and $152,000 from 1999 through 2003. Rental expenses amounted to $434,000, $457,000 and $454,000 for the years ended December 31, 1996, 1995 and 1994 respectively. The Company has made rental payments to FMI, Inc. of $370,000 each year in 1996, 1995 and 1994.

11   COMMON STOCK TRANSACTIONS

     The Company has a Dividend Reinvestment and Common Stock Purchase Plan and has registered 102,113 shares of common stock with the Securities and Exchange Commission for issuance to participating shareholders. As of December 31, 1996, 60,928 shares of common stock are reserved for issuance under this plan .

     High Point has also issued shares in 1994 and 1996 in connection with its cancelable mandatory stock purchase contracts. See Note 15 on page 50.

     In 1985, the Company sold 171,990 shares of its common stock to the Employee Stock Ownership Plan (ESOP). The ESOP borrowed funds to purchase the stock which was shown as a liability and a deduction from stockholders' equity. In the first quarter 1995, the final payment of $150,000 on the ESOP debt was made.

     Contributions by the Company to the ESOP in 1996, 1995 and 1994 amounted to $200,000, $200,000 and $202,000, respectively, and are included in salaries and employee benefits.

12   DEPOSITS

     Pursuant to the requirements of SFAS No. 107, the information regarding the fair value of deposits is presented below.

                                                                                         DECEMBER 31, 1996      DECEMBER 31, 1995
                                                                                      ----------------------  ----------------------
                                                                                       CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                                                       AMOUNT      FAIR VALUE  AMOUNT     FAIR VALUE
                                                                                      --------     ---------- --------    ----------
                                                                                                       (IN THOUSANDS)
Non-interest bearing demand........................................................    $   43,149   $  43,149  $  38,334   $  38,334
Interest bearing demand............................................................        26,627      26,627     25,092      25,092
Savings and Money Market deposit accounts..........................................        58,235      58,235     55,832      55,832
Certificates of deposit:
 Maturing or repricing within six months...........................................        29,637      29,637     29,967      29,967
 Maturing or repricing between six months and one year.............................        12,452      12,452     11,059      11,059
 Maturing or repricing between one and five years..................................        16,632      16,915     15,741      16,145
 Maturing or repricing beyond five years...........................................         2,122       3,082      2,300       3,340
                                                                                      -----------   ---------  ---------   ---------
                                                                                       $  188,854   $ 190,097  $ 178,325   $ 179,769
                                                                                      ===========   =========  ==========  =========

     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand as of December 31, 1996. The fair value of the certificates of deposit due after one year is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

13   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE


     Information relating to securities sold under agreements to repurchase for 1996, 1995, and 1994 is summarized below:

                                                                            1996            1995            1994
                                                                          --------        --------        --------
                                                                                       (IN THOUSANDS)
Balance at December 31................................................      $5,054          $2,959          $2,621
Interest rate at December 31..........................................        2.89%           3.52%           3.08%
Maximum amount outstanding at any month-end during the year...........      $8,580          $5,189          $5,325
Average amount outstanding during the year............................      $5,479          $3,735          $3,542
Weighted average interest rate during the year........................        3.04%           3.46%           1.69%

     Securities sold under agreements to repurchase generally mature within 90 days and are secured by the Company's investment in the Vanguard money market fund. All securities underlying the agreements to repurchase were under the Company's control. The average amount outstanding was calculated based on a daily average. Because the securities sold under agreements to repurchase generally mature within 90 days, the carrying value approximates market value on the dates presented.

14   NOTE PAYABLE

     On December 28, 1994, after receiving approval from the FRB, High Point renegotiated its debt which is collateralized by land held for sale, and in connection therewith, High Point made an $800,000 principal payment. In February 1995, High Point began making principal payments of $6,000 monthly and interest payments based on a prime plus 1% floating rate. The remainder of the loan balance is due in a balloon payment on January 2, 1998. The interest rate on the loan on December 31, 1996 was 9.25%. The net proceeds from any additional sales of land will be used to make principal payments on the outstanding debt.

     High Point is required to maintain an equity level (as defined in the loan agreement) of $10 million at the end of each quarter. If High Point is unable to meet such minimum equity level, the lending bank may demand the payment of all unpaid principal prior to its due date. High Point anticipates that it will be able to meet such equity levels. High Point's equity, as defined, was $20,104,000 on December 31, 1996.

     Because the 9.25% and 9.50% floating rates of the Note Payable on December 31, 1996 and 1995, respectively, were competitive market rates, the carrying value approximates the market value of the Note Payable on such dates.

15 REDEEMABLE SUBORDINATED DEBENTURES AND CANCELABLE MANDATORY STOCK PURCHASE CONTRACTS

     At December 31, 1996 and 1995, 8.5% Redeemable Subordinated Debentures (the "Debentures") due March 1, 1997 with principal balances of $127,000 and $511,000, respectively, were outstanding. Interest on the Debentures is payable quarterly, and the Debentures mature on March 1, 1997. Certain of the Debentures outstanding on December 31, 1995 secured Cancelable Mandatory Stock Purchase Contracts ("Equity Contracts") requiring the purchase of $401,000 in common stock at a price of $19.17 (after adjustment for stock dividends and certain other events) per share no later than March 1, 1996. The purchase price under the Equity Contracts could be paid by cash or by the surrender of Debentures with a principal amount equal to the amount of common stock to be purchased. On March 1, 1996, $384,000 in debentures were surrendered to purchase common stock under the terms of the Equity Contracts. The remaining Equity Contract obligations were fulfilled by the payment of cash.

     The carrying value of the remaining Debentures approximates their fair value on December 31, 1996.

16   REGULATORY  CAPITAL REQUIREMENTS

     High Point and NBSC are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators, that if undertaken could have a direct material effect on the Company's or NBSC's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and NBSC must meet specific capital guidelines that involve quantitative measures of their respective assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and NBSC's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.


     Quantitative measures established by regulation to ensure capital adequacy require the Company and NBSC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

     As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized NBSC as well capitalized under the regulatory framework for prompt corrective action. Similarly, the most recent notification from the Federal Reserve Bank of New York categorized the Company as well capitalized. To be well capitalized, NBSC and the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

     NBSC's actual capital amounts and ratios are also presented in the table.

                                                                                                                 TO BE WELL
                                                                                                             CAPITALIZED UNDER
                                                                                FOR CAPITAL                  PROMPT CORRECTIVE
                                                      ACTUAL                 ADEQUACY PURPOSES:             ACTION PROVISIONS:
                                               ------------------            -----------------            ---------------------
                                                AMOUNT     RATIO              AMOUNT    RATIO              AMOUNT       RATIO
                                               --------   -------            --------- -------            --------    ---------
                                                                          (DOLLARS IN THOUSANDS)
As of December 31, 1996:
  Total Capital (to Risk
      Weighted Assets).......................   $18,159      15.87%           >=$9,154    >=8.0%          >=$11,443   >=10.0%
  Tier I Capital
       (to Risk Weighted Assets).............   $16,697      14.59%           >=$4,577    >=4.0%           >=$6,865    >=6.0%
  Tier I Capital
       (to Average Assets)...................   $16,697       7.75%           >=$8,620    >=4.0%          >=$10,776    >=5.0%
As of December 31, 1995:
  Total Capital (to Risk
      Weighted Assets).......................   $14,310      13.63%           >=$8,402    >=8.0%          >=$10,503   >=10.0%
  Tier I Capital
       (to Risk Weighted Assets).............   $12,957      12.34%           >=$4,201    >=4.0%           >=$6,302    >=6.0%
  Tier I Capital
       (to Average Assets)...................   $12,957       6.65%           >=$7,791    >=4.0%           >=$9,739    >=5.0%

     The Company's capital position is shown in the following table:

                                                                                                                 TO BE WELL
                                                                                                             CAPITALIZED UNDER
                                                                                FOR CAPITAL                  PROMPT CORRECTIVE
                                                      ACTUAL                 ADEQUACY PURPOSES:             ACTION PROVISIONS:
                                               ------------------            -----------------            ---------------------
                                                AMOUNT     RATIO              AMOUNT    RATIO              AMOUNT       RATIO
                                               --------   -------            --------  -------            --------    ---------
                                                                           (DOLLARS IN THOUSANDS)
As of December 31, 1996:
 Total Capital (to Risk
    Weighted Assets).........................   $19,787      17.00%           >=$9,310    >=8.0%          >=$11,638   >=10.0%
 Tier I Capital
     (to Risk Weighted
      Assets)................................   $18,175      15.62%           >=$4,655    >=4.0%           >=$6,982    >=6.0%
 Tier I Capital
     (to Average Assets).....................   $18,175       8.35%           >=$8,709    >=4.0%          >=$10,886    >=5.0%
As of December 31, 1995:
 Total Capital (to Risk
    Weighted Assets).........................   $16,054      14.96%           >=$8,582    >=8.0%          >=$10,728   >=10.0%
 Tier I Capital
     (to Risk Weighted
      Assets)................................   $14,161      13.20%           >=$4,291    >=4.0%           >=$6,436    >=6.0%
 Tier I Capital
     (to Average Assets).....................   $14,161       7.16%           >=$7,912    >=4.0%           >=$9,890    >=5.0%


     NBSC, as a national bank, is subject to restrictions on dividends that it may pay to High Point. Under such restrictions, NBSC may not, without the prior approval of the Office of the Comptroller of the Currency (the "OCC"), declare dividends in excess of the current year's earnings plus the retained earnings from the prior two years. NBSC also is restricted from paying dividends if at any time losses have been sustained by the bank that exceed its retained earnings. At this time, NBSC's earnings for the current year plus the retained earnings from the prior two years are $6,296,000. NBSC has total retained earnings of $1,224,000 and cannot pay dividends in excess of its retained earnings.

17   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                         FOR THE  YEAR ENDED          FOR THE YEAR ENDED
                                          DECEMBER 31, 1996            DECEMBER 31, 1995
                                       -----------------------      -----------------------
                                         CARRYING       FAIR          CARRYING       FAIR
                                           VALUE       VALUE            VALUE       VALUE
                                       ------------ ----------      ------------ ----------
                                                          (IN THOUSANDS)
FINANCIAL ASSETS:
 Cash and cash equivalents............  $ 14,528    $  14,528       $  22,440    $  22,440
 Interest bearing deposits
  with banks..........................       123          123             125          125
 Securities available for
  sale, at fair value
  (Note 2)............................    53,575       53,575          49,304       49,304
 Securities held to
  maturity (Note 2)...................    22,667       22,698          15,392       15,483
 Loans held for sale, at
  fair value..........................       178          178             628          628
Loans (Note 3)........................   114,631      114,000         104,863      104,000
                                       ---------    ---------       ---------    ---------
  Total financial assets.............. $ 205,702    $ 205,102       $ 192,752    $ 191,980
                                       =========    =========       =========    =========
FINANCIAL LIABILITIES:
 Deposits (Note 12)................... $ 188,854    $ 190,097       $ 178,325    $ 179,769
 Federal funds purchased
  and securities sold under
  agreements to repurchase
   (Note 13)..........................     5,054        5,054           2,959        2,959
 Note payable (Note 14)...............       846          846           1,270        1,270
 Redeemable subordinated debentures
   (Note 15)..........................       127          127             511          511
 Standby letters of credit............       ---            7             ---            9
                                       ---------    ---------       ---------    ---------
  Total financial
    liabilities....................... $ 194,881    $ 196,131       $ 183,065    $ 184,518
                                       =========    =========       =========    =========

18   OTHER EXPENSES

     Other non-interest expense for the years December 31, 1996, 1995 and 1994 consisted of the following:

                                                                                        1996        1995        1994
                                                                                       ------      ------      ------
                                                                                               (IN THOUSANDS)
     Legal fees....................................................................... $   276     $   247     $    569
     FDIC insurance assessment........................................................     170         383          464
     Impairment on land held for sale.................................................     250          29          ---
     Marketing........................................................................     216         315          209
     Printing and supply..............................................................     239         196          206
     Other............................................................................   1,562       1,511        1,514
                                                                                       -------     -------     --------
                                                                                       $ 2,713     $ 2,681     $  2,962
                                                                                       =======     =======     ========

19  HIGH POINT FINANCIAL CORP. (PARENT COMPANY ONLY)

     High Point Financial Corp. owns one wholly owned subsidiary, The National Bank of Sussex County. The net income of NBSC is recognized by High Point using the equity method of accounting. Accordingly, income or loss of NBSC is recorded as an adjustment in High Point's investment in the subsidiary. Condensed financial statements of the parent company only follow:

                          CONDENSED BALANCE SHEETS
                                (in thousands)

                                                                                                  December 31,
                                                                                          --------------------------
ASSETS                                                                                      1996            1995
------                                                                                    ---------       ----------
Cash...................................................................................   $     6         $    13
Federal funds sold.....................................................................       240             500
Interest bearing deposits with banks (escrow with lending bank)........................       123             125
Securities available for sale..........................................................       212             214
Investment in bank subsidiary..........................................................    18,493          13,344
Land held for sale (Note 14)...........................................................     1,885           2,135
Other assets...........................................................................        12              57
                                                                                          -------         -------
  TOTAL ASSETS.........................................................................   $20,971         $16,388
                                                                                          -------         -------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Other liabilities......................................................................   $    21         $    49
Note payable (Note 14).................................................................       846           1,270
Redeemable subordinated debentures.....................................................       127             511
Stockholders' equity...................................................................    19,977          14,558
                                                                                          -------         -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................   $20,971         $16,388
                                                                                          =======         =======


                      CONDENSED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                                                Year Ended December 31,
                                                                                            ----------------------------
INCOME                                                                                       1996      1995       1994
------                                                                                      ------    ------     ------
Gain (loss) on sale of securities available for sale...................................   $   ---    $   19     $    (1)
Other income...........................................................................        62        54          42
                                                                                          -------    ------     --------
    TOTAL INCOME.......................................................................        62        73          41
                                                                                          -------    ------     --------
EXPENSE
-------
 Interest expense......................................................................       131       180         266
 Non-interest expenses.................................................................       439       283         153
                                                                                          -------    ------     --------
    TOTAL EXPENSE......................................................................       570       463         419
Income (loss) before benefit for income taxes and cumulative effect for                   -------    ------     --------
 change in accounting principle........................................................      (508)     (390)       (378)
                                                                                          -------    ------     --------
Income (loss) before cumulative effect for change in accounting principle..............      (508)     (390)       (378)
Cumulative effect of change in accounting principle....................................       ---      (370)        ---
Income (loss) before equity in undistributed income (loss) of                             -------    ------     --------
 subsidiaries..........................................................................      (508)     (760)       (378)
Equity in undistributed income (loss) of subsidiaries..................................     5,315     1,465        (737)
                                                                                          -------    ------     --------
NET INCOME (LOSS)......................................................................   $ 4,807    $  705     $(1,115)
                                                                                          =======    ======     =======

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                           1996       1995       1994
                                                                                          -------   -------    --------
OPERATING ACTIVITIES

Net income (loss)......................................................................   $ 4,807   $   705    $ (1,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Accretion on securities..............................................................        (1)       (1)        ---
  (Gain) loss on sale of securities....................................................       ---       (19)          1
  Unrealized loss on land held for sale................................................       250       399         ---
  (Increase) decrease in other assets..................................................        46       140         (23)
  Increase (decrease) in other liabilities.............................................       (28)      (58)         32
  Equity in undistributed (income) losses of subsidiaries..............................    (5,315)   (1,465)        737
                                                                                          -------   -------    --------
NET CASH USED IN OPERATING ACTIVITIES..................................................      (241)     (299)       (368)
                                                                                          -------   -------    --------

INVESTING ACTIVITIES
 Proceeds from sale and maturity of securities available for sale......................       ---       263         ---
 Purchase of securities................................................................       ---       (13)       (197)
 (Increase) decrease in interest bearing deposits......................................         2        (1)         83
 Additional capital contribution to NBSC...............................................       ---       ---      (2,400)
                                                                                          -------   -------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES....................................         2       249      (2,514)
                                                                                          -------   -------    --------
FINANCING ACTIVITIES
 Repayments of long-term debt..........................................................      (424)     (212)       (891)
 Net proceeds from stock offering......................................................       ---       ---       4,391
 Proceeds from equity contract conversion..............................................       396       ---         100
                                                                                          -------   -------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....................................       (28)     (212)      3,600
                                                                                          -------   -------    --------
Net increase (decrease) in cash and cash equivalents...................................      (267)     (262)        718
Cash and cash equivalents, beginning of year...........................................       513       775          57
                                                                                          -------   -------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR.................................................   $   246   $   513    $    775
                                                                                          =======   =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 INTEREST PAID.........................................................................   $   131   $   180    $    265

20   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following quarterly financial information for the two years ended December 31, 1996 is unaudited. However, in the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the results of operations for the periods, are reflected. Results of operations for the periods are not necessarily indicative of the results of the entire year or any other interim period.



                                                                                        1996
                                                                   ---------------------------------------------------
                                                                   March 31     June 30    September 30    December 31
                                                                   --------     -------    ------------    -----------
                                                                        (in thousands, except per share amounts)
Total interest income............................................   $3,480      $ 3,462      $3,664         $3,823
Net interest income..............................................    2,050        2,066       2,208          2,347
Provision for possible loan losses...............................      ---          ---         ---            ---
Net income before provision (benefit) for income taxes...........      511          408         296            911
Provision (benefit) for income taxes.............................     (246)        (368)     (2,472)           405
Net income.......................................................      757          776       2,768            506
Net income per share.............................................    $0.20      $  0.20      $ 0.73         $ 0.13

                                                                                        1995
                                                                   ---------------------------------------------------
                                                                   March 31*    June 30    September 30    December 31
                                                                   ---------    -------    ------------    -----------
Total interest income............................................   $3,272      $ 3,349      $3,508         $3,524
Net interest income..............................................    1,990        1,988       2,064          2,061
Provision for possible loan losses...............................      175           50         ---            ---
Net income (loss) before cumulative effect for change in
accounting principle.............................................       31           36         336            672
Cumulative effect of change in accounting principle..............      370          ---         ---            ---
Net income (loss)................................................     (339)          36         336            672
Net income (loss) per share before cumulative effect for change
  in accounting principle........................................     0.01         0.01        0.09           0.18
Cumulative effect per share for change in accounting principle...     0.10          ---         ---            ---
Net income (loss) per share......................................   $(0.09)      $ 0.01     $  0.09         $ 0.18

____________________
* The Company adopted SFAS No. 121 in the fourth quarter 1995 and recorded an unrealized impairment loss of $370,000 on its land held for sale. In accordance with this new accounting standard, the Company retroactively restated the impact of adoption to the first quarter, 1995. See Note 6 on page 43.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information contained under the heading "Election of Directors" on pages 1 through and including 2 and under the heading "Certain Filings" on page 8 of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and the information set forth in response to Item 4A of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information contained under the headings "Executive Compensation and Other Information," "Stock Option Plans," "Change of Control

Agreements" and "Compensation of Directors" on pages 5 through and including 8 of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, provided, however, such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402 (a) (8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information contained under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" on pages 3 through and including 4 of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information contained under the heading "Transactions with Directors and Management" on pages 8 through and including 9 of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 3. Exhibits Required by Item 601 of Regulation S-K

          3(a) Restated Certificate of Incorporation of High Point Financial Corp. incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 filed by the Company on October 30, 1987 (No.33-18226) and Amendment No.2 thereto, filed by the Company on March 24, 1988.

          3(b) By-laws of High Point Financial Corp., as amended, February 20, 1996 incorporated by reference to Exhibit 3(b) in the Annual Report on Form 10(K) for the fiscal year ended December 31, 1995.

          4(a) Indenture (including the forms of Debentures), dated as of March 1, 1987, between High Point Financial Corp. and New Jersey National Bank, Trustee--incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-2 filed by the Company on February 26, 1987 (No.33-12243), and Amendment No.1 thereto, filed by the Company on March 13, 1987.

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

________________
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.

** Indicates a management contract or compensatory plan or arrangement

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

          10(l) Change of Control Agreement, dated October 1, 1996 between the
                National Bank of Sussex County and High Point Financial Corp., and Michael A. Dickerson.**

          10(m) Change of Control Agreement, dated October 1, 1996 between the
                National Bank of Sussex County and High Point Financial Corp., and Gregory W. A. Meehan.**

          10(n) Change of Control Agreement, dated October 1, 1996 between the
                National Bank of Sussex County and High Point Financial Corp., and Robert A. Vandenbergh.**

          10(o) The High Point Financial Corp. 1990 Employee Stock Option
                Incentive Plan, incorporated by reference to Exhibit 28(a) to the Registration Statement on Form S-8 filed by High Point on November 6, 1990 (No. 33-37621).**

          10(p) Amendment to the Executive Supplemental Income Agreement, between The National Bank of Sussex County and Gregory W. A. Meehan, effective July 1, 1991, incorporated by reference to
                Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

          10(q) Amendment to the Executive Supplemental Income Agreement, between High Point Financial Corp. and Michael A. Dickerson, effective July 1, 1991, incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

          10(r) Consolidated Loan and Security Agreement dated December 31,
                1991, between High Point Financial Corp. and National Westminster Bank NJ, incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

          10(s) Amendment to the Executive Supplemental Income Agreement, between High Point Financial Corp. and Michael A. Dickerson, effective January 1, 1993, incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

________________
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
** Indicates a management contract or compensatory plan or arrangement

          10(t) February, 1993 Modification to Consolidated Loan and Security
                Agreement between High Point Financial Corp. and National Westminster Bank, New Jersey, dated February 26, 1993., incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

          10(u) Amendment to the Directors Deferred Income Agreement, between
                The National Bank of Sussex County and Larry R. Condit, dated April 1, 1993, incorporated by reference to Exhibit 10(w) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

          10(v) Amendment to the Directors Deferred Income Agreement, between
                The National Bank of Sussex County and C. Edward McCracken, dated April 1, 1993, incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

          10(w) Amendment to the Directors Deferred Income Agreement, between
                High Point Financial Corp. and C. Edward McCracken, dated April 1, 1993, incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

          10(x) Amendment to the Directors Deferred Income Agreement, between
                The National Bank of Sussex County and Richard M. Roy, dated April 1, 1993, incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

          10(y) Amendment to the Directors Deferred Income Agreement, between
                High Point Financial Corp. and Richard M. Roy, dated April 1, 1993, incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

          10(z) Amendment to the Directors Deferred Income Agreement, between
                The National Bank of Sussex County and William A. Dolan, II, dated April 1, 1993, incorporated by reference to Exhibit 10(ab) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

         10(aa) Modified Term Note dated December 28, 1994 between High Point
                Financial Corp. and National Westminster Bank, NJ., incorporated by reference to Exhibit 10(ac) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         10(ab) 1996 Non-employee Director Stock Option Plan.**

         10(ac) 1996 Employee Incentive Stock Option Plan.**

         10(ad) Salary Continuation Agreement dated December 17, 1996 between the National Bank of Sussex County and Michael A. Dickerson.**

         10(ae) Salary Continuation Agreement dated December 17, 1996 between the National Bank of Sussex County and Gregory W. A. Meehan.**

         10(af) Salary Continuation Agreement dated December 17, 1996 between the National Bank of Sussex County and Robert A. Vandenbergh.**

          11    Statement of computation of per share earnings

          21    List of subsidiaries

          23    Consent of Arthur Andersen LLP

__________________
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
** Indicates a management contract or compensatory plan or arrangement

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

                                                 HIGH POINT FINANCIAL CORP.

     Dated: March 25, 1997


     By   /s/ Gregory W.A. Meehan                By   /s/ Rita A. Myers
          --------------------------------          --------------------------
              Gregory W. A. Meehan,                       Rita A. Myers
           Vice President and Treasurer                    Comptroller

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                       Capacity                  Date
            ----------                      --------                  ----

       /s/ Charles L. Tice          Chairman of the Board         March 25, 1997
---------------------------------
      (Charles L. Tice)


   /s/ Michael A. Dickerson         President, Chief Executive    March 25, 1997
---------------------------------
      (Michael A. Dickerson)           Officer and Director


   /s/ Gregory W. A. Meehan         Vice President and Treasurer  March 25, 1997
---------------------------------
      (Gregory W. A. Meehan)        (Principal Financial Officer)


      /s/ Rita A. Myers             Comptroller (Principal        March 25, 1997
---------------------------------
         Rita A. Myers              Accounting Officer)


   /s/ William A. Dolan, II         Director                      March 25, 1997
---------------------------------
      (William A. Dolan, II)


     /s/ Larry R. Condit            Director                      March 25, 1997
---------------------------------
        (Larry R. Condit)


    /s/ George H. Guptill, Jr.      Director                      March 25, 1997
----------------------------------
       (George H. Guptill, Jr.)


    /s/ Charles L. Lain             Director                      March 25, 1997
----------------------------------
       (Charles L. Lain)


                                    Director
----------------------------------
      (Harold E. Pellow)


    /s/ Richard M. Roy              Vice Chairman and Director    March 25, 1997
----------------------------------
       (Richard M. Roy)

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549











--------------------------------------------------------------------------------

                                   EXHIBITS

                                      TO

                                   FORM 10-K

                       FOR YEAR ENDED DECEMBER 31, 1996

--------------------------------------------------------------------------------








                          HIGH POINT FINANCIAL CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS                                      Page
                                                                                       ----
        3(a)    Restated Certificate of Incorporation of High Point Financial            *
                Corp. incorporated by reference to Exhibit 4(a) to the
                Registration Statement on Form S-3 filed by the Company
                on October 30, 1987 (No.33-18226) and Amendment No.2
                thereto, filed by the Company on March 24, 1988.

        3(b)    By-laws of High Point Financial Corp., as amended,                       *
                February 20, 1996 incorporated by reference to Exhibit 3(b) in the Annual Report on Form 10(K) for the fiscal year ended
                December 31, 1995.

        4(a)    Indenture (including the forms of Debentures),   dated as of             *
                March 1, 1987, between High Point Financial Corp. and New
                Jersey National Bank, Trustee--incorporated by reference to
                Exhibit 4(c) to the Registration Statement on Form S-2 filed by the Company on February 26, 1987 (No.33-12243), and
                Amendment No.1 thereto, filed by the Company on March 13,
                1987.

        4(b)    Equity Contract Agency Agreement (including form of                      *
                Cancellable Mandatory Stock Purchase Contracts), dated as
                of March 1, 1987 between High Point Financial Corp. and the
                United Jersey Bank/Commercial Trust--incorporated by
                reference to Exhibit 4(d) to the Registration Statement on Form
                S-2 filed by the Company on February 26, 1987 (No. 33-12243), and Amendment No. 1 thereto, filed by the Company on March
                13, 1987.

        10(a)   Executive Supplemental Income Agreement, between The                     *
                National Bank of Sussex County and Gregory W. A.  Meehan,
                incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**

        10(b)   Directors Deferred Income Agreement, between  High Point                 *
                Financial Corp. and C. Edward McCracken, incorporated by
                reference to Exhibit 10(f) to the Annual Report on Form 10-K for
                the fiscal year ended December 31, 1986.**

        10(c)   Directors Deferred Income Agreement, between High Point                  *
                Financial Corp. and Richard M. Roy, incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**

----------------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement

        10(d)   Directors Deferred Income Agreement, between The                         *
                National Bank of Sussex County and Larry R. Condit,
                incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**

        10(e)   Directors Deferred Income Agreement, between The                         *
                National Bank of Sussex County and C. Edward McCracken,
                incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**

        10(f)   Directors Deferred Income Agreement, between The                         *
                National Bank of Sussex County and Richard M. Roy,
                incorporated by reference to Exhibit 10(k) to Annual Report on
                Form 10-K for the fiscal year ended December 31, 1986.**

        10(g)   Directors Deferred Income Agreement, between The                         *
                National Bank of Sussex County and William A. Dolan, II,
                incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**

        10(h)   Loan and Pledge Agreement, dated September 20,  1985,                    *
                between the Trust for The National Bank of Sussex County
                Employee Stock Ownership Plan and First National Bank of
                Central Jersey, incorporated by reference to Exhibit 10(o) to the
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1986.

        10(i)   1987 Incentive Stock Option Plan of High Point Financial                 *
                Corp., incorporated by reference to Exhibit 10(r) to the Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1987.**

        10(j)   Executive Supplemental Income Agreement, between High                    *
                Point Financial Corp. and Michael A. Dickerson, incorporated by reference to Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988.**

        10(k)   Lease Agreement, dated June 23, 1988, between The                        *
                National Bank of Sussex County and FMI, Inc., incorporated by reference to Exhibit 10(s) to the Annual Report on Form 10-K for
                the fiscal year ended December 31, 1988.

        10(l) Change of Control Agreement, dated October 1, 1996 between the National Bank of Sussex County and High Point
                Financial Corp., and Michael A. Dickerson.**

        10(m) Change of Control Agreement, dated October 1, 1996 between the National Bank of Sussex County and High Point
                Financial Corp., and Gregory W. A. Meehan.**

        10(n) Change of Control Agreement, dated October 1, 1996 between the National Bank of Sussex County and High Point
                Financial Corp., and Robert A. Vandenbergh.**

        10(o)   The High Point Financial Corp. 1990 Employee  Stock Option               *
                Incentive Plan, incorporated by reference to Exhibit 28(a) to the
                Registration Statement on Form S-8 filed by High Point on
                November 6, 1990 (No. 33-37621).**

----------------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement

        10(p)   Amendment to the Executive Supplemental Income
                Agreement, between The National Bank of Sussex County and
                Gregory W. A. Meehan, effective July 1, 1991, incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

        10(q)   Amendment to the Executive Supplemental Income                           *
                Agreement, between High Point Financial Corp. and Michael A.
                Dickerson, effective July 1, 1991, incorporated by reference to
                Exhibit 10(y) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

        10(r)   Consolidated Loan and Security Agreement dated December                  *
                31, 1991, between High Point Financial Corp. and National
                Westminster Bank NJ, incorporated by reference to Exhibit
                10(z) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

        10(s)   Amendment to the Executive Supplemental Income                           *
                Agreement, between High Point Financial Corp.
                and Michael A. Dickerson, effective January 1, 1993,
                incorporated by reference to Exhibit 10(s) to the
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1992.**

        10(t)   February, 1993 Modification to Consolidated Loan and                     *
                Security Agreement between High Point Financial
                Corp. and National Westminster Bank, New Jersey,
                dated February 26, 1993., incorporated by reference to
                Exhibit 10(v) to the Annual Report on Form 10-K for
                the fiscal year ended December 31, 1992.

        10(u)   Amendment to the Directors Deferred Income                               *
                Agreement, between The National Bank of Sussex
                County and Larry R. Condit, dated April 1, 1993,
                incorporated by reference to Exhibit 10(w) to the Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1993.**

        10(v)   Amendment to the Directors Deferred Income                               *
                Agreement, between The National Bank of Sussex
                County and C. Edward McCracken, dated April 1, 1993,
                incorporated by reference to Exhibit 10(x) to the Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1993.**

        10(w)   Amendment to the Directors Deferred Income                               *
                Agreement, between High Point Financial Corp. and
                C. Edward McCracken, dated April 1, 1993,
                incorporated by reference to Exhibit 10(y) to the Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1993.**




------------

* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement

        10(x)   Amendment to the Directors Deferred Income                               *
                Agreement, between The National Bank of Sussex
                County and Richard M. Roy, dated April 1, 1993,
                incorporated by reference to Exhibit 10(z) to the Annual
                Report on Form 10-K for the fiscal year ended December
                31, 1993.**

        10(y)   Amendment to the Directors Deferred Income                               *
                Agreement, between High Point Financial Corp. and
                Richard M. Roy, dated April 1, 1993, incorporated by
                reference to Exhibit 10(aa) to the Annual Report on Form
                10-K for the fiscal year ended December 31, 1993.**

        10(z)   Amendment to the Directors Deferred Income                               *
                Agreement, between The National Bank of Sussex
                County and William A. Dolan, II, dated April 1, 1993,
                incorporated by reference to Exhibit 10(ab) to the
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1993.**

        10(aa)  Modified Term Note dated December 28, 1994 between                       *
                High Point Financial Corp. and National Westminster
                Bank, NJ., incorporated by reference to Exhibit 10(ac) to the
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 1994.

        10(ab)  1996 Non-employee Director Stock Option Plan.**

        10(ac)  1996 Employee Incentive Stock Option Plan.**

        10(af) Salary Continuation Agreement dated December 17, 1996 between the National Bank of Sussex County and Michael A.
                Dickerson.**

        10(ae) Salary Continuation Agreement dated December 17, 1996 between the National Bank of Sussex County and Gregory W. A.
                Meehan.**

        10(af) Salary Continuation Agreement dated December 17, 1996 between the National Bank of Sussex County and Robert A.
                Vandenbergh.**

        11      Statement of computation of per share earnings

        21      List of subsidiaries

        23      Consent of Arthur Andersen LLP

        27      Financial Data Schedule

        ------------------------------------------------------------------------
         * Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
        ** Indicates a management contract or compensatory plan or arrangement

(b)     Reports on Form 8-K

        No reports on Form 8-K have been filed during the fourth quarter of the period covered by this report.