Form 10-Q
period 1997-03-31
HIGH POINT FINANCIAL CORP
filed 1997-05-12
CIK 708815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended               March 31, 1997
                                             --------------

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

As of March 31, 1997 there were 3,786,480 shares outstanding of Common Stock, no par value.

                           HIGH POINT FINANCIAL CORP.

                                Form 10-Q Index
                                                                            PAGE

                      Part I       Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 1997 (unaudited) and
           December 31, 1996                                                 1

         Consolidated Income Statements - Unaudited Three Months Ended
           March 31, 1997 and 1996                                           2

         Consolidated Statements of Cash Flow - Unaudited Three Months
           Ended March 31, 1997 and 1996                                     3

         Notes to Consolidated Financial Statements (unaudited)              4

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             5

                     Part II      Other Information

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities                                              14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

       The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

ITEM 1.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    March  31, 1997  December 31,
ASSETS                                                                  (unaudited)         1996
                                                                    ----------------------------
 Cash and due from banks                                                  $   9,378    $  10,503
 Federal funds sold                                                           4,225        4,025
                                                                    ----------------------------
       Total cash and cash equivalents                                       13,603       14,528
 Interest bearing deposits with banks                                           315          123
 Securities:

   Available for sale, at fair value                                         55,369       53,575
   Held to maturity, at cost (market value of $21,852  in 1997 and
      $22,698 in 1996)                                                       22,062       22,667
                                                                    ----------------------------
        Total securities                                                     77,431       76,242
 Loans held for sale                                                             67          178
 Loans                                                                      117,946      114,631
    Add: Deferred expenses                                                       15           10
             Allowance for possible loan losses                              (4,060)      (3,973)
                                                                    ----------------------------
           Net loans                                                        113,901      110,668
 Land held for sale                                                           1,885        1,885
 Premises and equipment - net                                                 3,190        2,910
 Accrued interest receivable                                                  1,254        1,260
 Other real estate                                                            1,086        1,086
 Cash surrender value of life insurance policies                              4,961        4,939
 Other assets                                                                 3,598        3,363
                                                                    ----------------------------
      TOTAL ASSETS                                                        $ 221,291    $ 217,182
                                                                    ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    ----------------------------
Deposits:
   Transaction accounts:

     Interest bearing                                                     $  26,558    $  26,627
     Non-interest bearing                                                    38,958       43,149
   Savings accounts                                                          59,214       58,235
   Time accounts (includes CDs $100 or over of $8,174 and $6,675
      on March 31, 1997 and December 31, 1996, respectively)                 62,833       60,843
                                                                    ----------------------------
       Total deposits                                                       187,563      188,854
  Securities sold under agreements to repurchase                             10,421        5,054
  Accrued expenses and other liabilities (Note 2)                             2,356        2,324
  Note payable                                                                  827          846
  Redeemable subordinated debentures, 8.5% due March 1, 1997                   --            127
                                                                    ----------------------------
       Total liabilities                                                    201,167      197,205
                                                                    ----------------------------
Commitments and contingencies
Stockholders' equity

  Preferred stock, authorized 1,000,000 shares, no shares issued               --           --
  Common stock, no par value; stated value $5 per share; authorized
     5,000,000 shares, issued 3,786,480 shares in 1996 and 1997              18,932       18,932
  Additional Paid-in-Capital                                                  5,791        5,791
  Accumulated Deficit                                                        (4,400)      (4,822)
  Unrealized gain (loss) on securities available for sale, net of taxes        (199)          76
                                                                    ----------------------------
     Total stockholders' equity                                              20,124       19,977
                                                                    ----------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 221,291    $ 217,182
                                                                    ============================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED INCOME STATEMENTS - (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three Months Ended March 31,
                                                       1997      1996
                                                     -----------------
INTEREST INCOME

Interest income and fees on loans                    $ 2,541   $ 2,314
Interest on securities - taxable                       1,200     1,009
Interest on federal funds sold and
   deposits with other banks                              53       157
                                                     -----------------
    TOTAL INTEREST INCOME                              3,794     3,480
                                                     -----------------
INTEREST EXPENSE

Interest on deposits                                   1,371     1,353
Interest on other borrowed money                          55        38
Interest on note payable and other
   long-term debt                                         21        39
                                                     -----------------
    TOTAL INTEREST EXPENSE                             1,447     1,430
                                                     -----------------
NET INTEREST INCOME                                    2,347     2,050
Less: Provision for possible loan losses                --        --
                                                     -----------------
NET INTEREST INCOME AFTER PROVISION FOR

POSSIBLE LOAN LOSSES                                   2,347     2,050
                                                     -----------------
NON-INTEREST INCOME

Service charges on deposit accounts                      358       346
Commissions and fees                                     199       197
Gain on the sales of  loans                             --          10
Gain on sale of bank premises and equipment               23        36
Other income                                             136        60
                                                     -----------------
    TOTAL NON-INTEREST INCOME                            716       649
                                                     -----------------
NON-INTEREST EXPENSE

Salaries and employee benefits                         1,291     1,125
Net occupancy expense                                    243       238
Equipment expense                                        203       133
Legal expense                                             63        73
Net cost of operation of other real estate                11        57
Other expenses                                           544       562
                                                     -----------------
    TOTAL NON-INTEREST EXPENSE                         2,355     2,188
                                                     -----------------
Income before provision (benefit) for income taxes       708       511
Provision (benefit) for income taxes                     286      (246)
                                                     -----------------
NET INCOME                                           $   422   $   757
                                                     =================
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                          $  0.11   $  0.20
                                                     =================
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS                           3,786     3,758
                                                     =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                  Three Months Ended March 31,
                                                                           1997       1996
                                                                        --------------------
OPERATING ACTIVITIES

Net income                                                              $    422    $    757
Adjustments to reconcile net income to net
  cash provided by operating activities:

  Depreciation and amortization                                              136         102
  Amortization of securities discount, net                                     5          55
  Net cash paid related to discount (premium) on matured securities           24          32
  Loan fees amortized, net                                                    (5)         (8)
  Deferred income tax provision (benefit)                                    282        (250)
  Gain on sale of premises and equipment                                     (23)        (36)
  (Increase) decrease in accrued interest receivable and other assets       (386)        620
  Increase (decrease) in accrued expenses and other liabilities               68         (55)
                                                                        --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    523       1,217
                                                                        --------------------
INVESTING ACTIVITIES
  Proceeds from maturity of securities:

    Available for sale                                                     2,077       2,267
    Held for maturity                                                        596       1,146
  Purchase of securities:

    Available for sale                                                    (4,312)     (4,641)
    Held for maturity                                                       --        (3,554)
  Net (increase) decrease of interest bearing deposits with banks           (192)          1
  Net (increase) decrease in loans                                        (3,117)        295
  Capital expenditures                                                      (436)        (55)
  Proceeds from sale of premises and equipment                                 6           5
                                                                        --------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (5,378)     (4,536)
                                                                        --------------------
FINANCING ACTIVITIES

  Net increase in deposits                                                (1,291)     (3,286)
  Increase in federal funds purchased and
    securities sold under agreements to repurchase                         5,367       1,504
  Repayments of long-term debt principal                                    (146)        (19)
  Proceeds from conversion of equity contracts                              --           396
                                                                        --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  3,930      (1,405)
                                                                        --------------------
Net increase (decrease) in cash and cash equivalents                        (925)     (4,724)
Cash and cash equivalents, beginning of period                            14,528      22,440
                                                                        --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 13,603    $ 17,716
                                                                        ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  INTEREST PAID                                                         $  1,432    $  1,448
  INCOME TAXES PAID                                                           26         ---
                                                                        ====================

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

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the High Point Financial Corp. Annual Report on Form 10-K for the year ended December 31, 1996.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Note 2. Interest:

Accrued expenses and other liabilities includes accrued interest expense of $557,000 at March 31, 1997 and $543,000 at December 31, 1996.

Note 3. Related Party Transactions:

Net occupancy expense includes rent on certain properties leased from FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Company. Franklin Mutual Insurance Company owns 6.6% of the outstanding Common Stock of High Point. Rent paid to FMI, Inc. during the first quarter in 1996 and 1997 was $93,000.

Note 4. Net Income Per Share:

Net income per share is calculated based on the weighted average number of common share and common share equivalents outstanding during each period, adjusted for the effects of stock dividends if any. Options granted under the Company's stock option plans have been excluded from the 1997 computation since their effect is immaterial.

Fully diluted net income per share is not presented because it approximates primary net income per share.

Note 5. Impaired Loans

As of March 31, 1997, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 are as follows:

                                                               March 31, 1997                     March 31, 1996
                                                     ----------------------------------------------------------------------
                                                             Recorded          Valuation         Recorded        Valuation
(in thousands)                                             Investment          Allowance       Investment        Allowance
                                                     ----------------------------------------------------------------------
Impaired loans:

Valuation allowance required                                 $3,845             $  689            $4,723           $1,253
No valuation allowance required                                  --                 --                --               --
                                                     ----------------------------------------------------------------------
  Total impaired Loans                                       $3,845             $  689            $4,723           $1,253
                                                     ======================================================================

This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the three months ended March 31, 1997 and March 31, 1996 were $3,794,000 and $5,032,000, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful, in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $70,000 and $81,000 for the three months ended March 31, 1997 and March 31, 1996, respectively.

At March 31, 1997, NBSC had $447,000 of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114. The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

At March 31, 1997, NBSC was not committed to lend additional funds to borrowers with loans with terms that have been modified in troubled debt restructurings.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

SUMMARY

See Managements' Discussion and Analysis of Financial Condition and Results of Operations included in High Point Financial Corp.'s Annual Report on Form 10-K for the period ended December 31, 1996.

For the three months ended March 31, 1997, the Company's net income was $422,000 or $0.11 per share compared to net income of $757,000 or $0.20 per share for the same period in 1996. Net income for the first three months of 1996 included a $246,000 benefit for income taxes representing the partial recognition of net operating loss carryforwards through the reversal of a previously established deferred tax valuation allowance. In first quarter 1997, the Company recorded a tax provision based on prevailing statutory tax rates.

Income before provision (benefit) for income taxes increased from $511,000 in the first quarter of 1996 to $708,000 in the first quarter of 1997 which included an increase in net interest income from $2,050,000 in first quarter 1996 to $2,347,000 in the same period in 1997, an increase of $297,000 or 14.5%.

At March 31, 1997, the consolidated assets of the Company were approximately $221.3 million, an increase of $4.1 million or 1.9% from the $217.2 million reported December 31, 1996. Return on average assets for the first three months of 1997 was 0.77% compared to the 1.51% reported for the same period last year. Return on average equity was 8.3% first quarter 1997 compared to 20.1% for the first three months of 1996. Annualized income before provision (benefit) for income taxes as a percent of average assets for the first three months of 1997 and 1996 was 1.30% and 1.02%, respectively. Annualized income before provision (benefit) for income taxes as a percent of average equity for the first three months of 1997 and 1996 was 13.96% and 13.58%, respectively.

RESULTS OF OPERATIONS

Total interest income increased from $3,480,000 reported on March 31, 1996 to $3,794,000 for March 31, 1997, an increase of $314,000 or 9.0%. Average earning assets net of non-accrual loans increased from $179.4 million in the first three months of 1996 to $194.3 million in the first three months of 1997, an increase of $14.9 million or 8.3%. Interest income increased $292,000 as a result of an increase in the volume of earning assets and $22,000 due to an increase in the average yield on earning assets. Average loans have increased $11.5 million from the first quarter of 1996 to the first quarter of 1997 while average investments have increased $9.0 million from the first quarter of 1996 to the first quarter of 1997. Average federal funds sold declined from $11.8 million in first quarter 1996 to $4.1 million in first quarter 1997, a decrease of $7.7 million or 65%. Federal funds sold were permitted to decline as a result of NBSC's membership in the Federal Home Loan Bank in fourth quarter 1996 giving NBSC greater access to borrow overnight funds should the need arise. The ability of NBSC to reduce its federal funds sold gives it the ability to invest more funds in higher earning investments or loans.

While the amount of loans on non-accrual continues to impact interest income and fees on loans, average non-accruals continued to decline from $5,713,000 for the first three months of 1996 to $3,760,000 for the first three months of 1997, a decline of 34.2%. Interest lost on non-accrual loans was approximately $150,000 for the first three months of 1996 compared to $102,000 for the first three months of 1997.

Total interest expense increased from $1,430,000 in the first three months of 1996, to $1,447,000 in the first three months of 1997, an increase of $17,000 or 1.2%. The major contributing factor of the increase in interest expense was an increase in the average volume of interest bearing liabilities from $146.9 million for the first three months of 1996 to $155.5 million for the first three months of 1997. Interest expense increased $65,000 due to an increase in volume offset by a decline of $48,000 due to a decrease in the cost of funds.

Net interest income for the first quarter of 1997 was $2,347,000 compared to $2,050,000 for the same period in 1996, an increase of $297,000 or 14.5%. No provision for possible loan losses was recorded for the first three months of 1996 or 1997. As a result of its evaluation of the allowance for possible loan losses and as a result of continued declines in its non-performing loans and classified loans, NBSC's management believes its allowance for loan losses is adequate at this time. For further information, see discussion under "Financial Condition" below.

Total non-interest income increased from $649,000 for the first three months of 1996 to $716,000 for the first three months of 1997, an increase of $67,000 or 10.3%. Service charges on deposit accounts increased $12,000 as a result of increased volume of demand deposit accounts. Other income increased $76,000 primarily due to the income on the death benefit paid on a former director's insurance policy.

Total non-interest expense increased from $2,188,000 reported in the first three months of 1996 to $2,355,000 in the first three months of 1997, an increase of $167,000 or 7.6%. Salaries and employee benefit expense increased from $1,125,000 in the first three months of 1996 to $1,291,000 in the first three months of 1997, an increase of $166,000 or 14.8%. The increase in salary and employee benefit expense is related to several items. First, severance payments to employees whose positions have been terminated were expensed during the first quarter. Second, benefit costs have increased due to an Executive Supplemental Retirement Plan that was put in place in fourth quarter 1996. Third, expense related to employee incentives in the form of stock grants and other gifts were made in first quarter 1997. Finally, salary and benefit expense increased due to merit increases. Equipment expense increased from $133,000 in first quarter 1996 to $203,000 in first quarter 1997, an increase of $70,000 or 52.6% as a result of an upgrade in the Company's computer system and software which resulted in increased depreciation and service contract expense. Net cost of operation of other real estate decreased substantially from $57,000 reported in the first three months of 1996 to $11,000 in the first three months of 1997, a decrease of $46,000 or 80.7%. Other expenses decreased from $562,000 to $544,000, a decrease of $18,000 or 3.2%. Included in this decrease was a $65,000 decrease in FDIC insurance expense from $71,000 in 1996 to $6,000 in 1997 resulting from a reduction in deposit premiums. Offsetting this decline was an increase in marketing expense from $57,000 for the first three months of 1996 to $78,000 for the first three months of 1997, an increase of $21,000 resulting from the marketing of insurance products that the Company began selling in first quarter 1997.

FINANCIAL CONDITION

At March 31, 1997, loans were $117.9 million compared to $114.6 million reported December 31, 1996, an increase of approximately $3.3 million or 2.9%. The Company had an aggregate of $67,000 in loans held for sale as of March 31, 1997, compared to $178,000 at year-end 1996. Mortgage loans increased $2.8 million, or 8.4%, from $33.4 million at December 31, 1996 to $36.2 million at March 31, 1997. Commercial loans declined from $51.1 million on December 31, 1996 to $50.6 million on March 31, 1997, a decrease of $600,000 or 1.2%. Real estate construction loans have decreased from their year-end 1996 levels of $7.0 million to $6.6 million on March 31, 1997, a decrease of $400,000 or 5.7%. Installment loans increased during this period from $23.1 million to $24.6 million, an increase of $1.5 million or 6.5%.

Investment securities and securities available for sale consist of the following:

                                                  March 31, 1997
                                           --------------------------------------------------------------
                                                                Gross              Gross        Estimated
                                           Amortized       Unrealized         Unrealized           Market
(in thousands)                                  Cost            Gains             Losses            Value
                                           --------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                $29,078          $    47             $  (104)         $29,021
Mortgage backed securities:
      U.S. agency issued                    15,095               38                (293)          14,840
Other investments:
  Federal Reserve Bank Stock                   516             --                  --                516
  Vanguard money market
     fund                                   10,074             --                  --             10,074
Federal Home Loan Bank                         878             --                  --                878
Marketable equity securities                    35                5                --                 40
                                           --------------------------------------------------------------
Securities available for sale              $55,676          $    90             $  (397)         $55,369
                                           ==============================================================

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                $ 3,003          $    13             $   (15)         $ 3,001
Mortgage backed securities:
      U.S. agency issued                    19,059               13                (221)          18,851
                                           --------------------------------------------------------------
Securities held to maturity                $22,062          $    26             $  (236)         $21,852
                                           ==============================================================


                                                December 31, 1996

                                           --------------------------------------------------------------
                                                                Gross              Gross        Estimated
                                           Amortized       Unrealized         Unrealized           Market
(in thousands)                                  Cost            Gains             Losses            Value
                                           --------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                 $30,763         $   275            $   (27)          $31,011

Mortgage backed securities:
      U.S. agency issued                     15,507              40               (180)           15,367

Other investments:
  Federal Reserve Bank Stock                    516            --                 --                 516
  Vanguard money market
     fund                                     5,855            --                 --               5,855
  Federal Home Loan Bank                        786            --                 --                 786
  Marketable equity securities                   35               5               --                  40
                                           --------------------------------------------------------------
Securities available for sale               $53,462         $   320            $  (207)          $53,575
                                           ==============================================================

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                 $ 3,004         $    29            $    (1)          $ 3,032

Mortgage backed securities:
      U.S. agency issued                     19,663              92                (89)           19,666
                                           --------------------------------------------------------------
Securities held to maturity                 $22,667         $   121            $   (90)          $22,698
                                           ==============================================================

At March 31, 1997, the contractual maturities of investment securities and securities available for sale are as follows:

                                                                                       Securities
                                                Investment securities              Available for Sale
                                           --------------------------------------------------------------
                                                            Estimated                           Estimated
                                           Amortized           Market          Amortized           Market
(in thousands)                                  Cost            Value               Cost            Value
                                           --------------------------------------------------------------
Due in one year or less                     $   503          $   510            $12,301          $12,331
Due after one year through
   five years                                 7,707            7,672             22,980           22,818
Due after five years but within 10
   years                                     13,263           13,078              1,819            1,761
Due after 10 years                              589              592              7,073            6,951
Federal Reserve Bank stock                     --               --                  516              516
Equity Securities                              --               --                  913              918
Vanguard money market fund                     --               --               10,074           10,074
                                           --------------------------------------------------------------
Securities held to maturity                 $22,062          $21,852            $55,676          $55,369
                                           ==============================================================


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

Mortgage-backed securities are subject to prepayment risk in a declining rate environment and to extension risk in an increasing rate environment. Prepayments can lower the yield on securities that were purchased at a premium. The Company manages the prepayment risk in its portfolio by purchasing its mortgage-backed securities with a variety of coupon rates. Extension risk, on the other hand increases the average life on a mortgage-backed security, without a corresponding increase in yield. The Company minimizes its extension risk by maintaining the majority of its mortgage-backed securities in balloon mortgage-backed securities with original maturities of seven years or less.

Total deposits decreased from approximately $188.9 million on December 31, 1996 to approximately $187.6 million on March 31, 1997, a decrease of $1.3 million or 0.7%. During this period, transaction accounts decreased and savings and time accounts increased. Balances in non-interest bearing transaction accounts decreased from $43.1 million at year-end 1996 to $39.0 million on March 31, 1997, a decrease of $4.1 million, or 9.5% due to a cyclical outflow of deposits which generally occurs in the first quarter of each year. Interest-bearing transaction accounts remained unchanged at $26.6 million on both December 31, 1996 and March 31, 1997. Savings deposits increased from $58.2 million to $59.2 million, an increase of $1.0 million or 1.7%. Time accounts increased from $60.8 million to $62.8 million, an increase of $2.0 million or 3.3%.

Non-performing loans, as the schedule below indicates, were $5.4 million at March 31, 1997, a decrease of 1.8% from the $5.5 million reported year-end 1996.

Non-performing assets at              3/31/97      12/31/96      9/30/96     6/30/96     3/31/96
------------------------------------------------------------------------------------------------
(dollars in thousands)
Loans past due over 90 days           $   29       $    0        $  120      $  361      $  126
Loans on non-accrual                   3,746        3,850         4,577       4,789       5,923
Troubled debt restructurings*            447          505           512         517         654
                                      ---------------------------------------------------------
Total non-performing loans             4,222        4,355         5,209       5,667       6,703
Other real estate                      1,136        1,136         1,050       2,195       2,558
                                      ---------------------------------------------------------
Total non-performing assets           $5,358       $5,491        $6,259      $7,862      $9,261
                                      =========================================================


*Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

Non-accrual loans decreased from $3.8 million reported at year-end 1996 to $3.7 million at March 31, 1997, a decrease of $100,000 or 2.7%. Other real estate remained unchanged in the first three months of 1997 and decreased $1.4 million from March 31, 1996. Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is a valid appraisal on file which conforms to regulatory guidelines. Upon transfer or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction of the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received in accordance with regulatory guidelines. Throughout the year, properties are generally inspected and marketing efforts reviewed to determine any potential deterioration in value. Based on this continuing review and results of updated appraisals as required, any further deterioration to the market value is expensed to the net cost of operation of other real estate. During the first three months of 1997, NBSC classified no new properties as other real estate. There were no sales or writedowns of other real estate in first quarter 1997.

It is the Company's policy to establish specific reserves on properties included in other real estate when the appraised fair value of the property does not include certain estimated costs of disposition. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve. The following chart shows a comparative analysis of the quarterly level of charge-offs and provisions made to the specific reserves for the three months ended March 31, 1996 and 1997.

                                  March 31,                  March 31,
(dollars in thousands)                1997                       1996
----------------------------------------------------------------------

Beginning balance, January 1          $50                        $-
     Provisions                        --                        50
     Charge-offs                       --                        --
                                   ------                    ------
Ending balance                        $50                       $50
                                   ======                    ======

Loans classified by management but not included above as non-performing assets at March 31, 1997 include $2.7 million classified as "special mentioned" and $7.8 million classified as "substandard". These loans as of March 31, 1997 were not past due over 90 days. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary. There were no loans as of March 31, 1997 other than those classified as set forth in this paragraph or those included in the non-performing loan table where the Company was aware of any credit conditions of the borrower which would indicate a strong possibility that the borrower could not comply with the present terms and conditions of repayment and which would result in such loan being included as a non-accrual, past due or restructured loan at some future time.

The allowance for possible loan losses increased from $4.0 million on December 31, 1996 to $4.1 million on March 31, 1997. The following chart indicates the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                                  For the quarter ended
                               --------------------------------------------------------
(dollars in thousands)         3/31/97     12/31/96    9/30/96     6/30/96     3/31/96
---------------------------------------------------------------------------------------
Beginning balance              $ 3,973     $ 3,961     $ 4,121     $ 4,428     $ 4,609

   Loans charged-off               (52)       (108)       (239)       (442)       (309)
   Loans recovered                 139         120          79         135         128
                               --------------------------------------------------------
Net (charge-offs) recoveries        87          12        (160)       (307)       (181)

Provision                         --          --          --          --          --
                               --------------------------------------------------------
Ending balance                 $ 4,060     $ 3,973     $ 3,961     $ 4,121     $ 4,428
                               ========================================================

Ratio of allowance for
possible loan losses to
non-performing loans              96.2%       91.2%       76.0%       72.7%       66.1%
                               ========================================================


No provision for possible loan losses was recorded for the first quarter of 1997. NBSC's ratio of the allowance for possible loan losses to non-performing loans has increased from the 66.1% reported March 31, 1996 to 96.2% on March 31, 1997 because of declines in non-performing loans resulting from payments in connection with those loans, charge-offs and foreclosures. Net recoveries of $87,000 in the first quarter of 1997 increased the allowance for possible loan losses from December 31, 1996 to March 31, 1997. NBSC's management believes that its allowance for possible loan losses is adequate because of the nature of its methodology to monitor the allowance for possible loan losses. NBSC performs the following procedures in order to evaluate the adequacy of the allowance for possible loan losses: First, NBSC conducts a loan specific review each quarter. This review assesses the estimated future losses for every loan classified as non-performing, as well as performing loans which have been criticized (either internally or by NBSC's regulators) which do not meet the requirements for non-performing loan status. Second, management monitors on a periodic basis the status of larger non-criticized credits for changes and developments which could affect future collectibility. Third, NBSC assesses the potential for loan losses in performing loans and off balance sheet credit commitments, which are not specifically reviewed, by estimating general reserve requirements based on historical and anticipated collection statistics. The aggregate of specific credit review and general reserve requirements are monitored at least quarterly to ensure that the level of NBSC's allowance for possible loan losses is adequate. Management also evaluates the adequacy of the allowance for possible loan losses based on trends in non-performing loans and charge-offs, the Company's loan loss experience and present and prospective economic conditions within the market area. Included in the economic analysis is a review of appraisals received in accordance with regulatory guidelines. Management incorporates any trends in the fair value of the collateral underlying loans in its analysis of the adequacy of the allowance for possible loan losses. As a result of this ongoing analysis, management believes at this time that the allowance for possible loan losses is adequate to absorb any additional losses that may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given period which could be substantial in relation to the size of the Company's allowance.

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

At High Point, liquidity is provided by funds received from the subsidiary bank in the form of dividends and by sale of High Point assets. NBSC, as a national bank, is subject to dividend restrictions. Under such restrictions, NBSC may not, without the prior approval of the Office of the Comptroller of the Currency (the "OCC"), declare dividends in excess of the current year's earnings plus the retained earnings from the prior two years. NBSC also is restricted from paying dividends if at any time losses have been sustained by the bank that exceed its retained earnings. As of March 31, 1997, NBSC's earnings for the current year plus the retained earnings from the prior two years are $7,476,000. NBSC has total retained earnings of $1,686,000 and cannot pay dividends in excess of its retained earnings.

High Point paid in cash the final interest payment of $3,000 and remaining $127,000 of Redeemable Subordinated Debentures on March 1, 1997. High Point's major cash flow requirement is to meet its monthly principal and interest payment totaling approximately $13,000 on its note payable. High Point also has legal fees, printing expenses, external auditing fees and other miscellaneous fees to be paid throughout the year.

At March 31, 1997, High Point had $4,000 in cash and $45,000 in federal funds sold available to meet its liquidity needs. High Point has $315,000 in an escrow account to service the note payable. Also, High Point has securities available for sale, which at March 31, 1997, had a market value of $11,000.

As of March 31, 1997, High Point owed $827,000 on its note payable at an interest rate of prime plus one percent (9.50%). The Note matures on January 2, 1998 at which time a balloon payment is due. On April 15, 1997, NBSC's Board of Directors declared a $500,000 dividend payable to High Point on April 30, 1997. High Point's management anticipates using the proceeds of the dividend along with the escrow account to pay off the note payable secured by the land. The lending bank has agreed to a settlement of the note payable for a payment of $770,000 plus all outstanding interest if the payment is made by May 31, 1997. High Point intends to accept this agreement.

Another source of cash is the sale of the land held for sale. At this time there are two contracts for sale for approximately six acres. There is no assurance that these land sales will be consummated.

EFFECT OF INTEREST RATES

In 1997, interest rates began to increase, which potentially could affect NBSC's ability to earn net interest income in the future. One tool that NBSC uses to measure the potential impact from interest rate changes is the static gap report. The static gap report shows when certain interest-earning assets and interest-bearing liabilities could potentially reprice. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more interest rate-sensitive assets repricing within a given time frame than interest rate-sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability-sensitive (meaning that is has more liabilities repricing in a given time frame than assets), and interest rates increase, the net interest margin should decrease. As of March 31, 1997, in a one year time frame, the Company's interest rate-sensitive liabilities exceeded its interest rate-sensitive assets by $30.1 million. What gap theory does not take into account is that when interest rate changes occur they do not always affect rate-sensitive assets at the same time or proportionately. In addition to gap analysis, management uses simulation modeling under a variety of scenarios to estimate its interest rate sensitivity. Based on management's analysis of its interest rate sensitivity, if interest rates were to increase by 100 basis points, net interest income would increase approximately $106,000 in a one year time frame. Conversely, if interest rates were to decrease by 100 basis points, net interest income would decrease by the same amount.

CAPITAL RESOURCES

Stockholders' equity increased $147,000 during the first three months of 1997 to $20.1 million. The increase in stockholders' equity resulted from recording net income in the first quarter of 1997. Partially offsetting the positive impact of net income on capital was a decline in the market value of the Company's available for sale security portfolio. The Company recorded an unrealized loss on securities available for sale of $199,000 (net of taxes) at March 31, 1997 compared to an unrealized gain of $76,000 at year-end 1996. The book value (total of stockholders' equity divided by the number of common shares issued and outstanding) of the Company's common stock was $5.31 at March 31, 1997 compared to the $5.28 reported at December 31,1996.

High Point and NBSC are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators, that if undertaken could have a direct material effect on the Company or NBSC's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company and NBSC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of March 31, 1997, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

As of March 31, 1997, the most recent notification from the OCC categorized NBSC as well capitalized under the regulatory framework for prompt corrective action. Similarly, the most recent notification from the Federal Reserve Bank of New York categorized the Company as well capitalized. To be well capitalized NBSC and the Company must maintain minimum total risk based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The following chart represents the capital ratios of the Company and its subsidiary, NBSC, on March 31, 1997, compared to minimum regulatory requirements:

                                                   Minimum
                                               Required to be
                              Minimum         Well Capitalized
                            Required for        Under Prompt          The
                         Capital Adequacy     Corrective Action     Company         NBSC
                             Purposes            Provisions         3/31/97       3/31/97
------------------------------------------------------------------------------------------
Leverage Ratio                4.00%                 5.00%            8.71%         8.13%
Risk Based:
  Tier I                      4.00%                 6.00%            15.79%       14.84%
  Tier I plus Tier II         8.00%                10.00%            17.07%       16.12%

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share and SFAS No. 129, Disclosure of Information about Capital Structure. The purpose of SFAS No. 128 is to harmonize the earnings per share ("EPS") calculation with those common in other countries and to simplify the calculation requirements contained in APB Opinion No. 15, Earnings per Share. The major change in SFAS No. 128 is that primary EPS will be replaced by "Basic EPS." Basic EPS is computed by dividing earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS will now be called diluted EPS. When applying the treasury stock method for diluted EPS, to compute dilution for options and warrants, a company uses its average share price for the period, rather than the more dilutive greater of the average share price or end of period share price required by APB Opinion No. 15.

SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 31, 1997 with earlier application prohibited. Management does not anticipate that the adoption of this statement will have an impact on the financial condition of the Company because the Company's current EPS calculation is the same as what the basic EPS calculation will be. Options granted under the Company's stock option plans have been excluded from the calculation because their effect is immaterial.

SFAS No. 129 requires the disclosure of the rights and privileges of all securities other than ordinary common stock. SFAS No. 129 is also effective for financial statements for periods ending after December 15, 1997. Management does not expect that the implementation will have any impact on the Company's financial statements because the only securities the Company has issued and outstanding is ordinary common stock.

HIGH POINT FINANCIAL CORP.  Computation of Net Income Per Share - (Unaudited)


                                                                                      Three months ended March 31,
                                                                                  ----------------------------------
   Net Income Per Share (Primary)                                                              1997             1996
                                                                                  ----------------------------------
   Net income                                                                              $422,000         $757,000

   After-tax interest expense related to the assumed reduction of outstanding debt*             ---              ---
                                                                                  ----------------------------------
(1)Income applicable to common stock                                                       $422,000         $757,000
                                                                                  ==================================
   Shares used in this computation:

   Weighted average number of common shares outstanding                                   3,786,480        3,757,858

   Number of shares issuable on conversion of mandatory stock purchase contracts and

     exercise of stock options classified as common share equivalents*                          ---              ---
                                                                                  ----------------------------------
(2)Adjusted weighted average number of common shares and common share

     equivalents *                                                                        3,786,480        3,757,858
                                                                                  ==================================
   Net income per common share and common share equivalents (primary)
     (1 divided by 2) *                                                                       $0.11            $0.20
                                                                                  ==================================

   * The after-tax interest expense related to the assumed reduction of outstanding debt, the number of shares issuable on conversion of mandatory stock purchase contracts classified as common share equivalents are excluded from the 1996 and 1997 computation since their effect is immaterial.

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

                                        High Point Financial Corp.
                                        --------------------------
                                              (Registrant)



Dated:    May 13, 1997
------------------------------


By /s/ Rita A. Myers                    By /s/ Gregory W. A. Meehan

------------------------------          ---------------------------------
       Rita A. Myers                           Gregory W. A. Meehan
        Comptroller                        Vice President and Treasurer