Form 10-Q
period 1997-06-30
HIGH POINT FINANCIAL CORP
filed 1997-08-08
CIK 708815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to _____________

Commission file number                          0-12430
                                                -------

                          HIGH POINT FINANCIAL CORP.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New Jersey                            22-2426221
    -----------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

       Branchville Square, Branchville, New Jersey       07826
    -----------------------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)

                                (201) 948-3300
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)


        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

As of June 30, 1997 there were outstanding 3,786,480 shares of Common Stock, no par value.

                          HIGH POINT FINANCIAL CORP.

                                Form 10-Q Index

                                                                                                   PAGE

                                 Part I    Financial Information
Item 1.     Financial Statements:

            Consolidated Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996            1

            Consolidated Income Statements - Unaudited Six Months Ended June 30,
              1997 and 1996                                                                          2

            Consolidated Statements of Cash Flow - Unaudited Six Months Ended June 30,
              1997 and 1996                                                                          3

            Notes to Consolidated Financial Statements (unaudited)                                   4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                             5

                                 Part II   Other Information

Item 1.     Legal Proceedings                                                                       13

Item 2.     Changes in Securities                                                                   13

Item 3.     Defaults Upon Senior Securities                                                         13

Item 4.     Submission of Matters to a Vote of Security Holders                                     13

Item 5.     Other Information                                                                       13

Item 6.     Exhibits and Reports on Form 8-K                                                        13

        The Securities and Exchange Commission ( the "SEC") maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Item 1.  Financial Information

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
                                                                              June 30, 1997   December 31,
ASSETS                                                                           (unaudited)          1996
------------------------------------------------------------------------------------------------------------
 Cash and due from banks                                                            $10,346        $10,503
 Federal funds sold                                                                   6,450          4,025
------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                               16,796         14,528
 Interest bearing deposits with banks                                                    -             123
 Securities:
   Available for sale, at fair value                                                 55,581         53,575
   Held to maturity, at cost (market value of $22,843 in 1997 and
      $22,698 in 1996)                                                               22,803         22,667
------------------------------------------------------------------------------------------------------------
        Total securities                                                             78,384         76,242
 Loans held for sale                                                                     -             178
 Loans                                                                              122,806        114,631
    Add: Deferred expenses                                                               22             10
             Allowance for possible loan losses                                      (4,113)        (3,973)
------------------------------------------------------------------------------------------------------------
           Net loans                                                                118,715        110,668
 Land held for sale                                                                   1,885          1,885
 Premises and equipment - net                                                         3,275          2,910
 Accrued interest receivable                                                          1,255          1,260
 Other real estate                                                                    1,000          1,086
 Cash surrender value of life insurance policies                                      5,021          4,939
 Other assets                                                                         2,991          3,363
------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                 $229,322       $217,182
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------
Deposits:
   Transaction accounts:
     Interest bearing                                                               $28,255        $26,627
     Non-interest bearing                                                            41,805         43,149
   Savings accounts                                                                  59,602         58,235
   Time accounts (includes CDs $100 or over of $7,914 and $6,675 on June 30, 1997
      and December 31, 1996, respectively)                                           63,742         60,843
------------------------------------------------------------------------------------------------------------
       Total deposits                                                               193,404        188,854
  Securities sold under agreements to repurchase                                     12,632          5,054
  Accrued expenses and other liabilities (Note 2)                                     2,434          2,324
  Note payable                                                                           -             846
  Redeemable subordinated debentures, 8.5% due March 1, 1997                             -             127
------------------------------------------------------------------------------------------------------------
       Total liabilities                                                            208,470        197,205
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
  Preferred stock, authorized 1,000,000 shares, no shares issued                     ----           ----
  Common stock, no par value; stated value $5 per share; authorized 5,000,000
     shares, issued 3,786,480 shares in 1996 and 1997                                18,932         18,932
  Additional Paid-in-Capital                                                          5,772          5,791
  Accumulated Deficit                                                                (3,876)        (4,822)
  Unrealized gain on securities available for sale, net of taxes                         24             76
------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                      20,852         19,977
------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $229,322       $217,182
============================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED INCOME STATEMENTS - (UNAUDITED)
(dollars in thousands, except per share data)
                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                                  1997        1996                   1997         1996
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest income and fees on loans                               $2,659      $2,255                 $5,200       $4,569
Interest on securities - taxable                                $1,190       1,048                  2,390        2,057
Interest on federal funds sold and
   deposits with other banks                                        91         159                    144          316
------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                       $3,940       3,462                  7,734        6,942
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                             1,425       1,328                  2,796        2,681
Interest on other borrowed money                                    65          37                    120           75
Interest on note payable and other                                   -
   long-term debt                                                   11          31                     32           70
------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                       1,501       1,396                  2,948        2,826
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                              2,439       2,066                  4,786        4,116
Less: Provision for possible loan losses                             -           -                      -            -
------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
POSSIBLE LOAN LOSSES                                             2,439       2,066                  4,786        4,116
------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts                                348         347                    706          693
Commissions and fees                                               199         242                    398          439
Loss on sales of securities                                         (9)        (10)                    (9)         (10)
Gain (loss) on the sales of  loans                                   -          (1)                     -            9
Gain on sale of bank premises and equipment                         38          31                     61           67
Other income                                                       131          46                    267          106
------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                      707         655                  1,423        1,304
------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits                                   1,231       1,136                  2,522        2,261
Net occupancy expense                                              224         238                    467          476
Equipment expense                                                  214         134                    417          267
Legal expense                                                       32         115                     95          188
Net (income) cost of operation of other real esta                  (10)         78                      1          135
Other expenses                                                     577         612                  1,121        1,174
------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                   2,268       2,313                  4,623        4,501
------------------------------------------------------------------------------------------------------------------------
Income before provision (benefit) for income taxe                  878         408                  1,586          919
Provision (benefit) for income taxes                               354        (368)                   640         (614)
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        $524        $776                   $946       $1,533
========================================================================================================================
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                                      $0.14       $0.20                  $0.25        $0.41
========================================================================================================================
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS                                     3,786       3,786                  3,786        3,772
========================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(dollars in thousands)                                           Six Months Ended June 30,
                                                                ---------------------------
                                                                     1997              1996
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $946           $1,533
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                             283              205
  Amortization of securities discount, net                                    7              105
  Net cash paid related to discount (premium) on matured securities         (27)             (81)
  Loan fees amortized, net                                                  (12)             (15)
  Deferred income tax provision (benefit)                                   612             (620)
  Loss on sale of securities                                                  9               10
  Gain on sale of premises and equipment                                    (63)             (67)
  (Increase) decrease in accrued interest receivable and other assets      (205)             476
  Increase (decrease) in accrued expenses and other liabilities             184              (45)
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 1,734            1,501
------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from sale of available for sale securities                     1,991            2,007
  Proceeds from maturity of securities:
    Available for sale                                                    6,110            5,842
    Held for maturity                                                     1,854            2,351
  Purchase of securities:
    Available for sale                                                  (10,152)         (10,256)
    Held for maturity                                                    (2,012)          (6,545)
  Net decrease of interest bearing deposits with banks                      123                -
  Net increase in loans                                                  (7,857)          (1,524)
  Capital expenditures                                                     (673)            (267)
  Proceeds from sale of premises and equipment                               14                5
------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (10,602)          (8,387)
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in deposits                                                4,550            3,530
  Increase in federal funds purchased and
    securities sold under agreements to repurchase                        7,578              735
  Repayments of long-term debt principal                                   (973)             (37)
  Net payments for stock options exercised                                  (19)               -
  Proceeds from conversion of equity contracts                                -              396
------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                11,136            4,624
------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      2,268           (2,262)
Cash and cash equivalents, beginning of period                           14,528           22,440
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $16,796          $20,178
================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                          $2,903           $2,851
  INCOME TAXES PAID (REFUNDED)                                               27               (3)
================================================================================================

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

Note 2. Interest:

Accrued expenses and other liabilities includes accrued interest expense of $588,000 at June 30, 1997 and $543,000 at December 31, 1996.

Note 3. Related Party Transactions:

Net occupancy expense includes rent on certain properties leased from FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Company. Franklin Mutual Insurance Company owns 6.6% of the outstanding Common Stock of High Point. Rent paid to FMI, Inc. for the first six months of 1996 and 1997 was $185,000.

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

Note 5. Impaired Loans

As of June 30, 1997, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under Statement of Financial Accounting Standards ("SFAS") No. 114 are as follows:

                                        June 30, 1997       June 30, 1996
                                    -------------------------------------------
                                     Recorded   Valuation  Recorded   Valuation
(in thousands)                      Investment  Allowance Investment  Allowance
Impaired loans:
  Valuation allowance required          $3,883       $627     $4,462     $1,061
  No valuation allowance required          ---        ---        ---        ---
                                    -------------------------------------------
    Total impaired Loans                $3,883       $627     $4,462     $1,061
                                    -------------------------------------------
This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the six months ended June 30, 1997 and June 30, 1996 were $3,813,000 and $4,641,000, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful, in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $97,000 and $77,000 for the six months ended June 30, 1997 and June 30, 1996, respectively.

At June 30, 1997, NBSC had $443,000 of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114. The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

At June 30, 1997, NBSC was not committed to lend additional funds to borrowers with loans with terms that have been modified in troubled debt restructurings.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Summary

See Managements' Discussion and Analysis of Financial Condition and Results of Operations included in High Point Financial Corp.'s Annual Report on Form 10-K for the period ended December 31, 1996.

For the six months ended June 30, 1997, the Company's net income was $946,000 or $0.25 per share compared to net income of $1,533,000 or $0.41 per share for the same period in 1996. Net income for the first six months of 1996 included a $614,000 benefit for income taxes representing the partial recognition of net operating loss carryforwards through the reversal of a previously established deferred tax valuation allowance. In first half of 1997, the Company recorded a tax provision based on prevailing statutory tax rates.

Income before provision (benefit) for income taxes increased from $919,000 in the first six months of 1996 to $1,586,000 in the first six months of 1997 which included an increase in net interest income from $4,116,000 in the first six months of 1996 to $4,786,000 in the same period in 1997, an increase of $670,000 or 16.3%.

At June 30, 1997, the consolidated assets of the Company were approximately $229.3 million, an increase of $12.1 million or 5.6% from the $217.2 million reported December 31, 1996. Return on average assets for the first six months of 1997 was 0.86% compared to the 1.52% reported for the same period last year. Return on average equity was 9.26% for the first half of 1997 compared to 19.85% for the same period in 1996. Annualized income before provision (benefit) for income taxes as a percent of average assets for the first six months of 1997 and 1996 was 1.43% and 0.91%, respectively. Annualized income before provision (benefit) for income taxes as a percent of average equity for the first six months of 1997 and 1996 was 15.52% and 11.89%, respectively.

Results of Operations

Total interest income increased from $6,942,000 reported on June 30, 1996 to $7,734,000 for June 30, 1997, an increase of $792,000 or 11.4%. Average earning assets net of non-accrual loans increased from $181.1 million in the first six months of 1996 to $196.9 million in the first six months of 1997, an increase of $15.8 million or 8.7%. Interest income increased $617,000 as a result of an increase in the volume of earning assets and $175,000 due to an increase in the average yield on earning assets. Average loans have increased $13.2 million from the first half of 1996 to the first half of 1997 while average investments have increased $7.1 million from the first half of 1996 to the first half of 1997. Average federal funds sold declined from $11.9 million in first half 1996 to $5.4 million in first half 1997, a decrease of $6.5 million or 55%. Federal funds sold were permitted to decline as a result of NBSC's membership in the Federal Home Loan Bank in fourth quarter 1996 giving NBSC greater access to borrow overnight funds should the need arise. The ability of NBSC to reduce its federal funds sold gives it the ability to invest more funds in higher earning investments or loans.

While the amount of loans on non-accrual continues to impact interest income and fees on loans, average non-accruals continued to decline from $5,672,000 for the first six months of 1996 to $3,658,000 for the first six months of 1997, a decline of 35.5%. Interest lost on non-accrual loans was approximately $281,000 for the first six months of 1996 compared to $194,000 for the first six months of 1997.

Total interest expense increased from $2,826,000 in the first six months of 1996, to $2,948,000 in the first six months of 1997, an increase of $122,000 or 4.3%. The major contributing factor of the increase in interest expense was an increase in the average volume of interest bearing liabilities from $147.5 million for the first six months of 1996 to $158.2 million for the first six months of 1997. Interest expense increased $198,000 due to an increase in volume offset by a decline of $76,000 due to a decrease in the cost of funds.

Net interest income for the first six months of 1997 was $4,786,000 compared to $4,116,000 for the same period in 1996, an increase of $670,000 or 16.3%. No provision for possible loan losses was recorded for the first six months of 1996 or 1997. As a result of its evaluation of the allowance for possible loan losses and as a result of continued declines in its non-performing loans and classified loans, NBSC's management believes its allowance for loan losses is adequate at this time. For further information, see the discussion under "Financial Condition" below.

Total non-interest income increased from $1,304,000 for the first six months of 1996 to $1,423,000 for the first six months of 1997, an increase of $119,000 or 9.1%. Service charges on deposit accounts increased $13,000 as a result of increased volume of demand deposit accounts. Other income increased $161,000 primarily due to income earned on life insurance policies and on income resulting from a death benefit paid with respect to an insurance policy on a former director.

Total non-interest expense increased from $4,501,000 reported in the first six months of 1996 to $4,623,000 in the first six months of 1997, an increase of $122,000 or 2.7%. Salaries and employee benefit expense increased from $2,261,000 in the first six months of 1996 to $2,522,000 in the first six months of 1997, an increase of $261,000 or 11.5%. The increase in salary and employee benefit expense is related to several items. First, severance payments to employees whose positions were terminated were expensed during the first quarter. Second, benefit costs have increased due to an Executive Supplemental Retirement Plan that was put in place in fourth quarter 1996. Third, expense related to employee incentives in the form of stock grants and other gifts were made in first quarter 1997. Finally, salary and benefit expense increased due to merit increases.

Equipment expense increased from $267,000 in first half of 1996 to $417,000 in first half of 1997, an increase of $150,000 or 56.2% as a result of an upgrade in the Company's computer system and software which resulted in increased depreciation and service contract expense. Net cost of operation of other real estate decreased substantially from $135,000 reported in the first six months of 1996 to $1,000 in the first six months of 1997, a decrease of $134,000. The decline in net cost of operation of other real estate results from a decline in the number of properties in other real estate resulting in less expenses and writedowns on properties. Rental income and gains on sales of other real estate also increased from the first half of 1996 to the first half of 1997. Legal expense declined from $188,000 for the first six months of 1996 to $95,000 for the same period in 1997 as a result of less expenses incurred to work out non-performing assets. Other expenses decreased from $1,174,000 to $1,121,000, a decrease of $53,000 or 4.5%. Included in this decrease was a $132,000 decrease in FDIC insurance expense from $144,000 in 1996 to $12,000 in 1997 resulting from a reduction in deposit premiums. Offsetting this decline was an increase in marketing expense from $122,000 for the first six months of 1996 to $132,000 for the first six months of 1997, an increase of $10,000 resulting from the marketing of insurance products that the Company began selling in first quarter 1997. Other expenses that increased included telephone expense which increased from $70,000 in the first half of 1996 to $91,000 for the same period in 1997 as a result of an upgrade in telecommunications lines. Training expenses also increased as a result of the data processing upgrade.

Quarter to Quarter Analysis

Total interest income increased from $3,462,000 for second quarter 1996 to $3,940,000 for the same period in 1997, an increase of $478,000 or 13.8%. Interest income on average earning assets increased $328,000 due to an increase in volume and $150,000 due to an increase in yields on earning assets. The average amount of loans on non-accrual for second quarter 1997 and second quarter 1996 were $3,558,000 and $5,623,000, respectively. Interest lost on loans on non-accrual for second quarter 1997 and second quarter 1996 were $93,000 and $132,000, respectively.

Total interest expense increased from $1,396,000 in second quarter 1996 to $1,501,000 in second quarter 1996, an increase of $105,000 or 7.5%. Interest expense increased $120,000 due to the increase in the volume of interest bearing liabliities offset by a decline of $15,000 due to the decrease in average rates paid on interest bearing liabilities.

Net interest income for the second quarter increased from $2,066,000 in 1996 to $2,439,000 in 1997, an increase of $373,000. There was no provision for possible loan losses in the second quarter of 1996 or 1997.

Total non-interest income increased from $655,000 in second quarter 1996 to $707,000 in second quarter 1997, an increase of $52,000 or 7.9%. The increase consists of recording an increase of $85,000 in other income which resulted from income earned on executive life insurance policies. Commissions and fees declined from $242,000 in second quarter 1996 to $199,000 in second quarter 1997 primarily as a result of a decline in commissions on full service brokerage and annuity sales from $125,000 in second quarter 1996 to $99,000 in second quarter 1997.

Total non-interest expense decreased from $2,313,000 reported in second quarter 1996 to $2,268,000 for the second quarter in 1997, a decrease of $45,000 or 1.9%. Net (income) cost of operation of other real estate declined from $78,000 in net expenses for the second quarter of 1996 to $10,000 in net revenues for the same period in 1997, a decrease of $88,000. Legal expense decreased from $115,000 in second quarter 1996 to $32,000 in the second quarter of 1997, a decrease of $83,000, and equipment expense increased $80,000 from $134,000 in second quarter 1996 due to upgrades in computer systems as discussed above. Other expenses declined from $612,000 in second quarter 1996 to $577,000 in second quarter 1997, a decrease of $35,000. Decreases in other expenses included a $12,000 decrease in marketing expense and a $67,000 decrease in FDIC fee expense. Partially offsetting the impact of these expense declines were increases in telephone expense and training expense.

Financial Condition

At June 30, 1997, loans were $122.8 million compared to $114.6 million reported December 31, 1996, an increase of approximately $8.2 million or 7.2%. The Company had no loans held for sale as of June 30, 1997, compared to $178,000 at year-end 1996. Mortgage loans increased $6.5 million, or 19.5%, from $33.4 million at December 31, 1996 to $39.9 million at June 30, 1997. Commercial loans declined from $51.1 million on

December 31, 1996 to $50.0 million on June 30, 1997, a decrease of $1.1 million or 2.2%. Real estate construction loans have decreased from their year-end 1996 levels of $7.0 million to $5.8 million on June 30, 1997, a decrease of $1,200,000 or 17.1%. Installment loans increased during this period from $23.1 million to $27.2 million, an increase of $4.0 million or 17.2%.


Investment securities and securities available for sale consist of the following:


                                                        June 30, 1997
                                      ---------------------------------------------------
                                                           Gross       Gross  Estimated
                                           Amortized  Unrealized  Unrealized     Market
(in thousands)                                  Cost       Gains      Losses      Value
-----------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                  $27,597      $163        $(25)      $27,735

Mortgage backed securities:
      U.S. agency issued                      13,610        57        (164)       13,503

Other investments:
  Federal Reserve Bank Stock                     516       ---         ---           516
  Vanguard money market
     fund                                     12,908       ---         ---        12,908
Federal Home Loan Bank                           878       ---         ---           878
Marketable equity securities                      35         6         ---            41
-----------------------------------------------------------------------------------------
Securities available for sale                $55,544      $226       $(189)      $55,581
-----------------------------------------------------------------------------------------

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                   $3,495       $22         $(2)       $3,515

Mortgage backed securities:
      U.S. agency issued                      19,308        89         (69)       19,328
-----------------------------------------------------------------------------------------
Securities held to maturity                  $22,803      $111        $(71)      $22,843
-----------------------------------------------------------------------------------------
                                                     December 31, 1996
-----------------------------------------------------------------------------------------
                                                           Gross       Gross  Estimated
                                           Amortized  Unrealized  Unrealized     Market
(in thousands)                                  Cost       Gains      Losses      Value
-----------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                  $30,763      $275        $(27)      $31,011

Mortgage backed securities:
      U.S. agency issued                      15,507        40        (180)       15,367

Other investments:
  Federal Reserve Bank Stock                     516       ---         ---           516
  Vanguard money market
     fund                                      5,855       ---         ---         5,855
  Federal Home Loan Bank                         786       ---         ---           786
  Marketable equity securities                    35         5         ---            40
-----------------------------------------------------------------------------------------
Securities available for sale                $53,462      $320       $(207)      $53,575
-----------------------------------------------------------------------------------------

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                   $3,004       $29         $(1)       $3,032

Mortgage backed securities:
      U.S. agency issued                      19,663        92         (89)       19,666
-----------------------------------------------------------------------------------------
Securities held to maturity                  $22,667      $121        $(90)      $22,698
-----------------------------------------------------------------------------------------

At June 30, 1997, the contractual maturities of investment securities and securities available for sale are as follows:

                                                                                       Securities
                                                    Investment securities          Available for Sale
                         -----------------------------------------------------------------------------
                                                                  Estimated                 Estimated
                                                   Amortized         Market     Amortized     Market
(in thousands)                                          Cost          Value          Cost      Value
------------------------------------------------------------------------------------------------------
Due in one year or less                                 $502           $508        $9,546     $9,591
Due after one year through
   five years                                          8,691          8,717        23,913     23,986
Due after five years but within 10
   years                                              13,038         13,034         1,784      1,753
Due after 10 years                                       572            584         5,964      5,908
Federal Reserve Bank stock                               ---            ---           516        516
Equity Securities                                        ---            ---           913        919
Vanguard money market fund                               ---            ---        12,908     12,908
------------------------------------------------------------------------------------------------------
Securities held to maturity                          $22,803        $22,843       $55,544    $55,581
------------------------------------------------------------------------------------------------------

All securities in the Company's investment portfolio with the exception of $35,000 in equity securities are either obligations of the U.S. Treasury or backed by U.S. government agencies. Therefore, management's view is that little credit risk exists in the portfolio. The Company's available for sale securities are those which are held for an indefinite period of time which management may use as part of its operating strategy or which may be sold as part of responses to changes in interest rates, changes in prepayment risk or other similar factors. Securities available for sale are recorded on the balance sheet at their fair value.

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

Total deposits increased from approximately $188.9 million on December 31, 1996 to approximately $193.4 million on June 30, 1997, an increase of $4.5 million or 2.4%. During this period, non-interest bearing transaction accounts decreased and interest bearing,savings and time accounts increased. Balances in non-interest bearing transaction accounts decreased from $43.1 million at year-end 1996 to $41.8 million on June 30, 1997, a decrease of $1.3 million, or 3.0%. Interest-bearing transaction accounts increased from $26.6 million on December 31, 1996 to $28.3 million on June 30, 1997, an increase of $1.7 million, or 6.4%. Savings deposits increased from $58.2 million to $59.6 million, an increase of $1.4 million or 2.4%. Time accounts increased from $60.8 million to $63.7 million, an increase of $2.9 million or 4.8%.

Non-performing loans, as the schedule below indicates, were $4.2 million at June 30, 1997, a decrease of 4.5% from the $4.4 million reported year-end 1996.

Non-performing assets at                  6/30/97    3/31/97     12/31/96   9/30/96   6/30/96
----------------------------------------------------------------------------------------------
(dollars in thousands)
Loans past due over 90 days                $ 101        $ 29         $ 0      $ 120     $ 361
Loans on non-accrual                       3,623       3,746       3,850      4,577     4,789
Troubled debt restructurings*                443         447         505        512       517
----------------------------------------------------------------------------------------------
Total non-performing loans                 4,167       4,222       4,355      5,209     5,667
Other real estate                          1,050       1,136       1,136      1,050     2,195
----------------------------------------------------------------------------------------------
Total non-performing assets               $5,217      $5,358      $5,491     $6,259    $7,862
==============================================================================================

*Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

Non-accrual loans decreased from $3.8 million reported at year-end 1996 to $3.6 million at June 30, 1997, a decrease of $200,000 or 5.3%. Other real estate decreased $86,000 during the first six months of 1997 and decreased $1.1 million from June 30, 1996. Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is a valid appraisal on file which conforms to regulatory guidelines. Upon transfer or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction of the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received in accordance with regulatory guidelines. Throughout the year, properties are generally inspected and marketing efforts reviewed to determine any potential deterioration in value. Based on this continuing review and results of updated appraisals as required, any further deterioration to the market value is expensed to the net cost of operation of other real estate. During the first six months of 1997, NBSC classified no new properties as other real estate. There was one property sale of $86,000 and no writedowns of other real estate in the first six months of 1997.

It is the Company's policy to establish specific reserves on properties included in other real estate when the appraised fair value of the property does not include certain estimated costs of disposition. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve. The following chart shows a comparative analysis of the quarterly level of charge-offs and provisions made to the specific reserves for the six months ended June 30, 1996 and 1997.

                                         June 30,                     June 30,
(dollars in thousands)                       1997                         1996
------------------------------------------------------------------------------

Beginning balance, January 1                 $50                        $ -
     Provisions                                -                         50
     Charge-offs                               -                          -
                                         --------                     --------
Ending balance                               $50                        $50
                                          =======                      =======

Loans classified by management but not included above as non-performing assets at June 30, 1997 include $2.1 million classified as "special mentioned" and $7.1 million classified as "substandard". These loans as of June 30, 1997 were not past due over 90 days. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary. There were no loans as of June 30, 1997 other than those classified as set forth in this paragraph or those included in the non-performing loan table where the Company was aware of any credit conditions of the borrower which would indicate a strong possibility that the borrower could not comply with the present terms and conditions of repayment and which would result in such loan being included as a non-accrual, past due or restructured loan at some future time.

The allowance for possible loan losses increased from $4.0 million on December 31, 1996 to $4.1 million on June 30, 1997. The following chart indicates the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                                 For the quarter ended
                                ----------------------------------------------
(dollars in thousands)           6/30/97  3/31/97  12/31/96  9/30/96  6/30/96
------------------------------------------------------------------------------
Beginning balance                 $4,060   $3,973    $3,961   $4,121   $4,428

   Loans charged-off                 (28)     (52)     (108)    (239)    (442)
   Loans recovered                    81      139       120       79      135
                                ----------------------------------------------
Net (charge-offs) recoveries          53       87        12     (160)    (307)

Provision                              -        -         -        -        -
                                ----------------------------------------------
Ending balance                    $4,113   $4,060    $3,973   $3,961   $4,121
                                ==============================================

Ratio of allowance for
possible loan losses to
non-performing loans                98.7%    96.2%     91.2%    76.0%    72.7%
                                ==============================================

No provision for possible loan losses was recorded for the first half of 1997. NBSC's ratio of the allowance for possible loan losses to non-performing loans has increased from the 72.7% reported June 30, 1996 to 98.7% on June 30, 1997 because of declines in non-performing loans resulting from payments in connection with those loans, charge-offs and foreclosures. Net recoveries of $140,000 in the first half of 1997 increased the allowance for possible loan losses from December 31, 1996 to June 30, 1997. NBSC's management believes that its allowance for possible loan losses is adequate because of the nature of its methodology to monitor the allowance for possible loan losses. NBSC performs the following procedures in order to evaluate the adequacy of the allowance for possible loan losses: First, NBSC conducts a loan specific review each quarter. This review assesses the estimated future losses for every loan classified as non-performing, as well as performing loans which have been criticized (either internally or by NBSC's regulators) which do not meet the requirements for non-performing loan status. Second, management monitors on a periodic basis the status of larger non-criticized credits for changes and developments which could affect future collectibility. Third, NBSC assesses the potential for loan losses in performing loans and off balance sheet credit commitments, which are not specifically reviewed, by estimating general reserve requirements based on historical and anticipated collection statistics. The aggregate of specific credit review and general reserve requirements are monitored at least quarterly to ensure that the level of NBSC's allowance for possible loan losses is adequate. Management also evaluates the adequacy of the allowance for possible loan losses based on trends in non-performing loans and charge-offs, the Company's loan loss experience and present and prospective economic conditions within the market area. Included in the economic analysis is a review of appraisals received in accordance with regulatory guidelines. Management incorporates any trends in the fair value of the collateral underlying loans in its analysis of the adequacy of the allowance for possible loan losses. As a result of this ongoing analysis, management believes at this time that the allowance for possible loan losses is adequate to absorb any additional losses that may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given period which could be substantial in relation to the size of the Company's allowance.

Liquidity

At NBSC, liquidity is typically provided by funds received through customer deposits, investment sales and maturities, borrowings and net income. NBSC's management believes the portfolio of securities available for sale, cash and due from banks and federal funds sold currently provide sufficient liquidity to meet anticipated operational liquidity requirements at NBSC. NBSC's ability to borrow up to $17.5 million from the Federal Home Loan Bank also is a potential source for short-term liquidity needs. In addition, the sale of loans is an alternative method for meeting liquidity requirements.

At High Point, liquidity is provided by funds received from the subsidiary bank in the form of dividends and by sale of High Point assets. NBSC, as a national bank, is subject to dividend restrictions. Under such restrictions, NBSC may not, without the prior approval of the Office of the Comptroller of the Currency (the "OCC"), declare dividends in excess of the current year's earnings plus the retained earnings from the prior two years. NBSC also is restricted from paying dividends if at any time losses have been sustained by the bank that exceed its retained earnings. As of June 30, 1997, NBSC's earnings for the current year plus the retained earnings from the prior two years are $7,422,000. NBSC has total retained earnings of $1,634,000 (net of the dividends discussed below) and cannot pay dividends in excess of its retained earnings.

High Point paid in cash the final interest payment of $3,000 and remaining $127,000 of Redeemable Subordinated Debentures on March 1, 1997.

During second quarter, 1997, High Point paid off its Note Payable secured by land. At the time of payoff, High Point owed $821,000 at an interest rate of prime plus one percent (9.50%). The lending bank agreed to a settlement on the note of $770,000 plus outstanding interest. NBSC's Board of Directors declared a $500,000 dividend to High Point to enable High Point to pay off the note. The $51,000 of the debt forgiven is included in other income in the income statement.

At June 30, 1997, High Point had $2,000 in cash and $90,000 in federal funds sold available to meet its liquidity needs. High Point has securities available for sale, which at June 30, 1997, had a market value of $11,000.

High Point has periodic expenses including legal fees, printing expenses, external audit fees and other miscellaneous fees. NBSC's Board of Directors declared an additional dividend of $100,000 paid to High Point on June 22, 1997 for payment of such expenses in 1997.

Another source of cash is the sale of the land held for sale. There is no assurance that the land will be sold. The land continues to generate buyer interest.

Effect of Interest Rates

A change in interest rates could affect NBSC's ability to earn net interest income in the future. In the beginning of 1997, interest rates began to increase. Present market indications are that interest rates will either remain flat or decline. One tool that NBSC uses to measure the potential impact from interest rate changes is the static gap report. The static gap report shows when certain interest-earning assets and interest-bearing liabilities could potentially reprice. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more interest rate-sensitive assets repricing within a given time frame than interest rate-sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability-sensitive (meaning that is has more liabilities repricing in a given time frame than assets), and interest rates increase, the net interest margin should decrease. As of June 30, 1997, in a one year time frame, the Company's interest rate-sensitive liabilities exceeded its interest rate-sensitive assets by $36.4 million. What gap theory does not take into account is that when interest rate changes occur they do not always affect rate-sensitive assets at the same time or proportionately. In addition to gap analysis, management uses simulation modeling under a variety of scenarios to estimate its interest rate sensitivity. Based on management's analysis of its interest rate sensitivity, if interest rates were to increase by 100 basis points, net interest income would increase approximately $65,000 in a one year time frame. Conversely, if interest rates were to decrease by 100 basis points, net interest income would decrease by the same amount.

Capital Resources

Stockholders' equity increased $875,000 during the first six months of 1997 to $20.9 million. The increase in stockholders' equity resulted from recording net income in the first quarter of 1997. Partially offsetting the positive impact of net income on capital was a decline in the market value of the Company's available for sale security portfolio. The Company recorded an unrealized gain on securities available for sale of $24,000 (net of taxes) at June 30, 1997 compared to an unrealized gain of $76,000 at year-end 1996. The book value (total of stockholders' equity divided by the number of common shares issued and outstanding) of the Company's common stock was $5.51 at June 30, 1997 compared to the $5.28 reported at December 31, 1996.

High Point and NBSC are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators, that if undertaken could have a direct material effect on the Company or NBSC's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company and NBSC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of June 30, 1997, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

As of June 30, 1997, the most recent notification from the OCC categorized NBSC as well capitalized under the regulatory framework for prompt corrective action. Similarly, the most recent notification from the Federal Reserve Bank of New York categorized the Company as well capitalized. To be well capitalized NBSC and the Company must maintain minimum total risk based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The following chart represents the capital ratios of the Company and its subsidiary, NBSC, on June 30, 1997, compared to minimum regulatory requirements:

                                                       Minimum
                                                     Required to be
                              Minimum              Well Capitalized
                             Required for            Under Prompt           The
                          Capital Adequacy         Corrective Action      Company       NBSC
                              Purposes                 Provisions         6/30/97      6/30/97
---------------------------------------------------------------------------------------------------------------
       Leverage Ratio           4.00%                     5.00%            8.90%        8.08%
       Risk Based:
         Tier I                 4.00%                     6.00%           16.06%       14.67%
         Tier I plus Tier II    8.00%                    10.00%           17.33%       15.95%

Effect of Recent Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share and SFAS No. 129, Disclosure of Information about Capital Structure. The purpose of SFAS No. 128 is to harmonize the earnings per share ("EPS") calculation with those common in other countries and to simplify the calculation requirements contained in APB Opinion No. 15, Earnings per Share. The major change to be implemented by SFAS No. 128 is that primary EPS will be replaced by "Basic EPS." Basic EPS is computed by dividing earnings available to common shareholders by weighted average shares outstanding. No dilution for any potentially dilutive securities is included. Fully diluted EPS will now be called dilutive EPS. When applying the treasury stock method for diluted EPS, to compute dilution for options and warrants, a company uses its average share price for the period, rather than the more dilutive greater of the average share price or end of period share price required by APB Opinion No. 15.

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

HIGH POINT FINANCIAL CORP.  Computation of Net Income Per Share - (Unaudited)

                                                                                        Six months ended June 30,
                                                                                      ----------------------------
        Net Income Per Share (Primary)                                                         1997          1996
        ----------------------------------------------------------------------------------------------------------
        Net income                                                                         $946,000    $1,533,000

        After-tax interest expense related to the assumed reduction of outstanding debt*        ---           ---
        ----------------------------------------------------------------------------------------------------------
     (1)Income applicable to common stock                                                  $946,000    $1,533,000
        ==========================================================================================================
        Shares used in this computation:

        Weighted average number of common shares outstanding                              3,786,480     3,772,168

        Number of shares issuable on conversion of mandatory stock purchase contracts and
          exercise of stock options classified as common share equivalents*                     ---           ---
        ----------------------------------------------------------------------------------------------------------
     (2)Adjusted weighted average number of common shares and common share
          equivalents *                                                                   3,786,480     3,772,168
        ==========================================================================================================
        Net income per common share and common share equivalents (primary)
          (1 divided by 2) *                                                                  $0.25         $0.41
        ==========================================================================================================

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

Item 4. Submission of Matters to a Vote of Security Holders

        On April 24, 1997, at the annual meeting, Michael A. Dickerson, Larry R. Condit and Richard M. Roy were re-elected, by the common shareholders, as directors of High Point. The votes were as follows:

                                            For     Abstain
                                        --------------------
                Michael A. Dickerson     2,605,291   21,451
                Larry R. Condit          2,603,453   23,289
                Richard M. Roy           2,605,559   21,183

        The total number of shares of High Point Financial Corp. common stock outstanding as of March 14, 1997, the record date for the annual meeting, was 3,786,480.

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


                                     High Point Financial Corp.
                                     --------------------------
                                           (Registrant)





Dated:    August 8, 1997
------------------------



By /s/ Rita A. Myers                 By /s/ Gregory W. A. Meehan
------------------------             ----------------------------------
       Rita A. Myers                         Gregory W. A. Meehan
        Comptroller                      Vice President and Treasurer