Form 10-Q
period 1997-09-30
HIGH POINT FINANCIAL CORP
filed 1997-11-13
CIK 708815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          September 30, 1997
                                                        ------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number                           0-12430
                                                 -------

                          HIGH POINT FINANCIAL CORP.
 -------------------------------------------------------------------------------
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

As of October 31, 1997 there were outstanding 3,786,480 shares of Common Stock, no par value.

                          HIGH POINT FINANCIAL CORP.

                                Form 10-Q Index



                                                                                           PAGE
                      Part I       Financial Information

Item 1.     Financial Statements:

            Consolidated Balance Sheets - September 30, 1997 (unaudited) and
              December 31, 1996                                                               1

            Consolidated Income Statements - Unaudited Three Months and Nine
              Months Ended September 30, 1997 and 1996                                        2

            Consolidated Statements of Cash Flow - Unaudited Nine Months Ended
              September 30, 1997 and 1996                                                     3

            Notes to Consolidated Financial Statements (unaudited)                            4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                      5

                        Part II      Other Information

Item 1.     Legal Proceedings                                                                14

Item 2.     Changes in Securities                                                            14

Item 3.     Defaults Upon Senior Securities                                                  14

Item 4.     Submission of Matters to a Vote of Security Holders                              14

Item 5.     Other Information                                                                14

Item 6.     Exhibits and Reports on Form 8-K                                                 14


          The Securities and Exchange Commission ( the "SEC") maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

ITEM 1.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           September 30, 1997   December 31,
ASSETS                                                                            (unaudited)           1996
============================================================================================================

 Cash and due from banks                                                           $   8,474       $  10,503
 Federal funds sold                                                                    9,600           4,025
-------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                18,074          14,528
 Interest bearing deposits with banks                                                   --               123
 Securities:

   Available for sale, at fair value                                                  54,950          53,575
   Held to maturity, at cost (market value of $26,754 in 1997 and
      $22,698 in 1996)                                                                26,613          22,667
-------------------------------------------------------------------------------------------------------------
        Total securities                                                              81,563          76,242
 Loans held for sale                                                                      61             178
 Loans                                                                               124,692         114,631
    Add: Deferred expenses                                                                28              10
             Allowance for possible loan losses                                       (4,100)         (3,973)
-------------------------------------------------------------------------------------------------------------
           Net loans                                                                 120,620         110,668
 Land held for sale                                                                    1,885           1,885
 Premises and equipment - net                                                          3,222           2,910
 Accrued interest receivable                                                           1,322           1,260
 Other real estate                                                                       946           1,086
 Cash surrender value of life insurance policies                                       5,080           4,939
 Other assets                                                                          3,045           3,363
-------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                 $ 235,818       $ 217,182
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Deposits:
   Transaction accounts:

     Interest bearing                                                              $  30,533       $  26,627
     Non-interest bearing                                                             38,964          43,149
   Savings accounts                                                                   61,406          58,235
   Time accounts (includes CDs $100 or over of $8,965 and $6,675 on
      September 30, 1997 and December 31, 1996, respectively)                         66,294          60,843
-------------------------------------------------------------------------------------------------------------
       Total deposits                                                                197,197         188,854
  Securities sold under agreements to repurchase                                       9,268           5,054
  Long-term debt                                                                       5,000            --
  Accrued expenses and other liabilities                                               2,677           2,324
  Note payable                                                                          --               846
  Redeemable subordinated debentures, 8.5% due March 1, 1997                            --               127
-------------------------------------------------------------------------------------------------------------
       Total liabilities                                                             214,142         197,205
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:

  Preferred stock, authorized 1,000,000 shares, no shares issued                        --              --
  Common stock, no par value; stated value $5 per share; authorized 5,000,000
     shares, issued 3,786,480 shares in 1996 and 1997                                 18,932          18,932
  Additional Paid-in-Capital                                                           5,768           5,791
  Accumulated Deficit                                                                 (3,161)         (4,822)
  Unrealized gain on securities available for sale, net of taxes                         137              76
-------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       21,676          19,977
-------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 235,818       $ 217,182
=============================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED INCOME STATEMENTS - (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                           1997           1996           1997           1996
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

Interest income and fees on loans                       $  3,050      $  2,337       $  8,250       $  6,906
Interest on securities - taxable                           1,333         1,171          3,723          3,228
Interest on federal funds sold and
   deposits with other banks                                 131           156            275            472
-----------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                  4,514         3,664         12,248         10,606
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE

Interest on deposits                                       1,495         1,386          4,291          4,067
Interest on other borrowed money                             163            39            283            114
Interest on note payable and other
   long-term debt                                           --              31             32            101
-----------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                 1,658         1,456          4,606          4,282
-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                        2,856         2,208          7,642          6,324
Less: Provision for possible loan losses                    --            --             --             --
-----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
POSSIBLE LOAN LOSSES                                       2,856         2,208          7,642          6,324
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts                          367           339          1,073          1,032
Commissions and fees                                         262           220            660            659
(Loss) on sales of securities                               --             (18)            (9)           (28)
Gain on the sales of  loans                                 --            --             --                9
Gain on sale of bank premises and equipment                   36            32             97             99
Other income                                                  83            48            350            154
-----------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                748           621          2,171          1,925
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE

Salaries and employee benefits                             1,227         1,140          3,749          3,401
Net occupancy expense                                        229           236            696            712
Equipment expense                                            238           141            655            408
Legal expense                                                 57            53            152            241
Net cost of operation of other real estate                   106           179            107            314
Unrealized loss on land held for sale                       --             250           --              250
Other expenses                                               536           534          1,657          1,708
-----------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                             2,393         2,533          7,016          7,034
-----------------------------------------------------------------------------------------------------------------------
Income before provision (benefit) for income taxes         1,211           296          2,797          1,215
Provision (benefit) for income taxes                         496        (2,472)         1,136         (3,086)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $    715      $  2,768       $  1,661       $  4,301
=======================================================================================================================
NET INCOME PER COMMON SHARE
AND COMMON SHARE EQUIVALENT                             $   0.19      $   0.73       $   0.44       $   1.14
=======================================================================================================================
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS                               3,786         3,786          3,786          3,777
=======================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)


(DOLLARS IN THOUSANDS)                                                   Nine Months Ended September 30,
                                                                         -------------------------------
                                                                             1997               1996
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                                 $  1,661       $  4,301
Adjustments to reconcile net income to net
  cash provided by operating activities:

  Depreciation and amortization                                                 433            312
  Amortization of securities discount, net                                       18            118
  Net cash paid related to discount (premium) on matured securities              15            (97)
  Loan fees amortized, net                                                      (18)           (33)
  Deferred income tax provision (benefit)                                       408         (3,541)
  Loss on sale of securities                                                      9             28
  Unrealized loss on land held for sale                                        --              250
  Gain on sale of premises and equipment                                        (97)           (99)
  (Increase) decrease in accrued interest receivable and other assets          (190)         3,247
  Increase in accrued expenses and other liabilities                            463             97
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     2,702          4,583
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES

  Proceeds from sale of available for sale securities                         1,991          4,259
  Proceeds from maturity of securities:
    Available for sale                                                       12,721          7,880
    Held for maturity                                                         3,321          3,429
  Purchase of securities:

    Available for sale                                                      (15,997)       (17,885)
    Held for maturity                                                        (7,302)       (10,781)
  Net decrease of interest bearing deposits with banks                          123           --
  Net (increase) in loans                                                    (9,817)        (6,231)
  Capital expenditures                                                         (770)          (391)
  Proceeds from sale of premises and equipment                                   13              5
--------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (15,717)       (19,715)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES

  Net increase in deposits                                                    8,343         10,715
  Increase in long-term debt                                                  5,000           --
  Increase in federal funds purchased and
    securities sold under agreements to repurchase                            4,214          2,230
  Repayments of long-term debt principal                                       (973)           (55)
  Net payments for stock options exercised                                      (23)          --
  Proceeds from conversion of equity contracts                                 --              396
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    16,561         13,286
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          3,546         (1,846)
Cash and cash equivalents, beginning of period                               14,528         22,440
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 18,074       $ 20,594
========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  INTEREST PAID                                                            $  4,455       $  4,255
  INCOME TAXES PAID (REFUNDED)                                                  728             (3)
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Interest:

Accrued expenses and other liabilities includes accrued interest expense of $694,000 at September 30, 1997 and $543,000 at December 31, 1996.

Note 3. Related Party Transactions:

Net occupancy expense includes rent on certain properties leased from FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Company. Franklin Mutual Insurance Company owns 6.6% of the outstanding Common Stock of High Point. Rent paid to FMI, Inc. for each of the first nine months of 1996 and 1997 was $278,000.

Note 4. Net Income Per Share:

Net income per share is calculated based on the weighted average number of common share and common share equivalents outstanding during each period, adjusted for the effects of stock dividends if any. Options granted under the Company's stock option plans have been excluded from the computation since their effect is immaterial.

Fully diluted net income per share is not presented because it approximates primary net income per share.

Note 5. Impaired Loans

As of September 30, 1997, NBSC's recorded investment in impaired loans and the related valuation allowance calculated under Statement of Financial Accounting Standards ("SFAS") No. 114 are as follows:

                                                      September 30, 1997                    September 30, 1996
                                         -----------------------------------------------------------------------------
                                                   Recorded           Valuation           Recorded          Valuation
(in thousands)                                   Investment           Allowance         Investment          Allowance
                                                 ----------           ---------         ----------          ---------
Impaired loans:
  Valuation allowance required                       $3,802                $599             $4,546               $969
  No valuation allowance required                       ---                 ---                ---                ---
                                         -----------------------------------------------------------------------------
    Total impaired Loans                             $3,802                $599             $4,546               $969
                                         -----------------------------------------------------------------------------

This valuation allowance is included in the allowance for loan losses on the balance sheet.

The average recorded investments in impaired loans for the nine months ended September 30, 1997 and September 30, 1996 were $3,826,000 and $4,613,000, respectively.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful, in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $89,000 and $132,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively.

At September 30, 1997, NBSC had $424,000 of loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114. The effect on income if interest on such troubled debt restructurings had been recognized at original contractual rates during the year was not material.

At September 30, 1997, NBSC was not committed to lend additional funds to borrowers with loans with terms that have been modified in troubled debt restructurings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

See Management's Discussion and Analysis of Financial Condition and Results of Operations included in High Point Financial Corp.'s Annual Report on Form 10-K for the period ended December 31, 1996.

For the nine months ended September 30, 1997, the Company's net income was $1,661,000 or $0.44 per share compared to net income of $4,301,000 or $1.14 per share for the same period in 1996. Net income for the first nine months of 1996 included a $3,086,000 benefit for income taxes representing the partial recognition of net operating loss carryforwards through the reversal of a previously established deferred tax valuation allowance. In first nine months of 1997, the Company recorded a tax provision based on prevailing statutory tax rates.

Income before provision (benefit) for income taxes increased from $1,215,000 in the first nine months of 1996 to $2,797,000 in the first nine months of 1997 which included an increase in net interest income from $6,324,000 in the first nine months of 1996 to $7,642,000 in the same period in 1997, an increase of $1,318,000 or 20.8%.

At September 30, 1997, the consolidated assets of the Company were approximately $235.8 million, an increase of $18.7 million or 8.6% from the $217.2 million reported December 31, 1996. Return on average assets for the first nine months of 1997 was 0.98% compared to the 2.81% reported for the same period last year. Return on average equity was 10.66% for the first nine months of 1997 compared to 36.20% for the same period in 1996. Annualized income before provision (benefit) for income taxes as a percent of average assets for the first nine months of 1997 and 1996 was 1.65% and 0.79%, respectively. Annualized income before provision (benefit) for income taxes as a percent of average equity for the first nine months of 1997 and 1996 was 17.96% and 10.23%, respectively.

RESULTS OF OPERATIONS

Total interest income increased from $10,606,000 reported on September 30, 1996 to $12,248,000 for September 30, 1997, an increase of $1,642,000 or 15.5%.
Average earning assets net of non-accrual loans increased from $184.4 million in the first nine months of 1996 to $202.6 million in the first nine months of 1997, an increase of $17.9 million or 9.7%. Interest income increased $1,072,000 as a result of an increase in the volume of earning assets and $216,000 due to an increase in the average yield on earning assets. Interest income also increased as a result of the payoff of a troubled loan. NBSC received payment of $354,000 in interest owed on that loan which had not been previously accrued. Average loans have increased $15.5 million from the first nine months of 1996 to the first nine months of 1997 while average investments have increased $8.0 million from the first nine months of 1996 to the first nine months of 1997. Average federal funds sold declined from $11.9 million in first nine months 1996 to $6.8 million in first nine months 1997, a decrease of $5.1 million or 42.9%. Federal funds sold were permitted to decline as a result of NBSC's membership in the Federal Home Loan Bank in fourth quarter 1996 giving NBSC greater access to borrow overnight funds should the need arise. The ability of NBSC to reduce its federal funds sold gives it the ability to invest more funds in higher earning investments or loans.

While the amount of loans on non-accrual continues to impact interest income and fees on loans, average non-accruals continued to decline from $5,340,000 for the first nine months of 1996 to $3,655,000 for the first nine months of 1997, a decline of 31.6%. Interest lost on non-accrual loans was approximately $394,000 for the first nine months of 1996 compared to $290,000 for the first nine months of 1997.

Total interest expense increased from $4,282,000 in the first nine months of 1996, to $4,606,000 in the first nine months of 1997, an increase of $324,000 or 7.6%. The major contributing factor of the increase in interest expense was an increase in the average volume of interest bearing liabilities from $149.4 million for the first nine months of 1996 to $163.4 million for the first nine months of 1997. Interest expense increased $392,000 due to an increase in volume offset by a decline of $68,000 due to a decrease in the cost of funds.

Net interest income for the first nine months of 1997 was $7,642,000 compared to $6,324,000 for the same period in 1996, an increase of $1,318,000 or 20.8%. No provision for possible loan losses was recorded for the first nine months of 1996 or 1997. Based on its evaluation of the allowance for possible loan losses and as a result of continued declines in its non-performing loans and classified loans, NBSC's management believes its allowance for loan losses is adequate at this time. For further information, see the discussion under "Financial Condition" below.

Total non-interest income increased from $1,925,000 for the first nine months of 1996 to $2,171,000 for the first nine months of 1997, an increase of $246,000 or 12.8%. Service charges on deposit accounts increased $41,000 as a result of increased volume of demand deposit accounts. Other income increased $196,000 primarily due to income earned on life insurance policies and on income resulting from a death benefit paid with respect to an insurance policy on a former director.

Total non-interest expense decreased from $7,034,000 reported in the first nine months of 1996 to $7,016,000 in the first nine months of 1997, a decrease of $18,000 or 0.3%. Salaries and employee benefit expense increased from $3,401,000 in the first nine months of 1996 to $3,749,000 in the first nine months of 1997, an increase of $348,000 or 10.2%. The increase in salary and employee benefit expense is comprised of several items. First, benefit costs increased due to the implementation during fourth quarter 1996 of an Executive Supplemental Retirement Plan. The costs of this plan are offset by the increase in other income as previously mentioned. Second, expense related to employee incentives and awards including stock grants were made during first quarter 1997. Finally, salary and, to some extent, benefit expense increased due to merit increases and additional seasonal staff in 1997.

Equipment expense increased from $408,000 in first nine months of 1996 to $655,000 in first nine months of 1997, an increase of $247,000 or 60.5% as a result of an upgrade in the Company's computer system and software which resulted in increased depreciation and service contract expense. Net cost of operation of other real estate decreased substantially from $314,000 reported in the first nine months of 1996 to $107,000 in the first nine months of 1997, a decrease of $207,000. The decline in net cost of operation of other real estate results from a decline in the number of properties in other real estate resulting in less expenses and writedowns on properties. Rental income and gains on sales of other real estate also increased from the first nine months of 1996 to the first nine months of 1997. Legal expense declined from $241,000 for the first nine months of 1996 to $152,000 for the same period in 1997 as a result of less expenses incurred to work out non-performing assets. Other expenses decreased from $1,708,000 for the first nine months of 1996 to $1,657,000 for the same period in 1997, a decrease of $51,000 or 3.0%. Included in this decrease was a $139,000 decrease in FDIC insurance expense from $156,000 in 1996 to $17,000 in 1997 resulting from a reduction in deposit premiums. Offsetting this decline was an increase in telephone expense from $108,000 in the first nine months of 1996 to $136,000 for the same period in 1997 as a result of an upgrade in telecommunications lines. Printing and supply expense increased from $172,000 in the first nine months of 1996 to $195,000 in the same period in 1997 as a result of costs to reprint forms and brochures necessary to comply with changing regulations. Training expenses also increased as a result of the data processing upgrade.

Included in non-interest income in 1996 was an unrealized loss on the Company's land held for sale of $250,000 which was recorded to reflect estimated costs for improvements necessary to enhance the marketability of the land and to reflect an additional impairment on the land based upon the fact that a prior contract of sale had been terminated.

QUARTER TO QUARTER ANALYSIS

Net income for third quarter 1997 was $715,000 or $0.19 per share compared to net income of $2,768,000 or $0.73 per share recorded for third quarter 1996. Net income for third quarter 1997 included a tax expense of $496,000 compared to a tax benefit of $2,472,000 recorded in third quarter 1996. Income before taxes was $1,211,000 in third quarter 1997 compared to $296,000 for the same period in 1996.

Total interest income increased from $3,664,000 for third quarter 1996 to $4,514,000 for the same period in 1997, an increase of $850,000 or 23.2%. Interest income increased $354,000 from third quarter 1996 to third quarter 1997 as a result of the troubled loan payoff as described above. Interest income on average earning assets also increased $432,000 due to an increase in volume and $44,000 due to an increase in yields on earning assets. The average amount of loans on non-accrual for third quarter 1997 and third quarter 1996 were $3,648,000 and $4,683,000, respectively. Interest lost on loans on non-accrual for third quarter 1997 and third quarter 1996 were $95,000 and $113,000, respectively.

Total interest expense increased from $1,456,000 in third quarter 1996 to $1,658,000 in third quarter 1997, an increase of $202,000 or 13.9%. Interest expense increased $193,000 due to the increase in the volume of interest bearing liabilities and $9,000 due to an increase in average rates paid on interest bearing liabilities.

Net interest income for the third quarter increased from $2,208,000 in 1996 to $2,856,000 in 1997, an increase of $648,000. There was no provision for possible loan losses in the third quarter of 1996 or 1997.

Total non-interest income increased from $621,000 in third quarter 1996 to $748,000 in third quarter 1997, an increase of $127,000 or 20.5%. Commissions and fees increased from $220,000 in third quarter 1996 to

$262,000 in third quarter 1997 primarily as a result of an increase in commissions on full service brokerage and annuity sales from $112,000 in third quarter 1996 to $135,000 in third quarter 1997. Other income increased from $48,000 in third quarter 1996 to $83,000 in third quarter 1997, an increase of $35,000 as a result of income earned on life insurance policies.

Total non-interest expense decreased from $2,533,000 reported in third quarter 1996 to $2,393,000 for the third quarter in 1997, a decrease of $140,000 or 5.5%. Net cost of operation of other real estate declined from $179,000 in net expenses for the third quarter of 1996 to $106,000 in net expenses for the same period in 1997, a decrease of $73,000. Total non-interest expense in third quarter 1996 also included the $250,000 unrealized loss on land held for sale discussed above. Offsetting these declines in non-interest expense are increases in salary and benefit expense from $1,140,000 in third quarter 1996 to $1,227,000 in the same period in 1997, an increase of $87,000. The increase in salary and benefit expense results from increased benefit expense related to the Executive Supplemental Retirement Plan put in place at the end of 1996, and due to merit increases. Equipment expense also increased $97,000 from $141,000 in third quarter 1996 to $238,000 in third quarter 1997 due to upgrades in computer systems as discussed above.

FINANCIAL CONDITION

At September 30, 1997, loans were $124.7 million compared to $114.6 million reported December 31, 1996, an increase of approximately $10.1 million or 8.8%. The Company had $61,000 loans held for sale as of September 30, 1997, compared to $178,000 at year-end 1996. Mortgage loans increased $9.3 million, or 27.8%, from $33.4 million at December 31, 1996 to $42.7 million at September 30, 1997. Commercial loans declined from $51.1 million on December 31, 1996 to $48.2 million on September 30, 1997, a decrease of $2.9 million or 5.7%. Real estate construction loans have decreased from their year-end 1996 levels of $7.0 million to $5.9 million on September 30, 1997, a decrease of $1,100,000 or 15.7%. Installment loans increased during this period from $23.2 million to $27.9 million, an increase of $4.7 million or 20.3%.

Investment securities and securities available for sale consist of the following:

                                                              September 30, 1997
---------------------------------------------------------------------------------------------------------------------
                                                                        Gross               Gross          Estimated
                                                 Amortized         Unrealized          Unrealized             Market
(in thousands)                                        Cost              Gains              Losses              Value
---------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                        $26,688               $264                $(14)           $26,938

Mortgage backed securities:
      U.S. agency issued                            22,004                 69                (115)            21,958

Other investments:
  Federal Reserve Bank Stock                           516                ---                 ---                516
  Vanguard money market fund                         4,593                ---                 ---              4,593
Federal Home Loan Bank                                 878                ---                 ---                878
Marketable equity securities                            60                  7                 ---                 67
---------------------------------------------------------------------------------------------------------------------
Securities available for sale                      $54,739               $340               $(129)           $54,950
---------------------------------------------------------------------------------------------------------------------

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                         $3,993                $34                 $(1)            $4,026

Mortgage backed securities:
      U.S. agency issued                            22,620                145                 (37)            22,728
---------------------------------------------------------------------------------------------------------------------
Securities held to maturity                        $26,613               $179                $(38)           $26,754
---------------------------------------------------------------------------------------------------------------------

                                                               December 31, 1996
---------------------------------------------------------------------------------------------------------------------
                                                                        Gross               Gross          Estimated
                                                 Amortized         Unrealized          Unrealized             Market
(in thousands)                                        Cost              Gains              Losses              Value
---------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                        $30,763               $275                $(27)           $31,011

Mortgage backed securities:
      U.S. agency issued                            15,507                 40                (180)            15,367

Other investments:
  Federal Reserve Bank Stock                           516                ---                 ---                516
  Vanguard money market fund                         5,855                ---                 ---              5,855
  Federal Home Loan Bank                               786                ---                 ---                786
  Marketable equity securities                          35                  5                 ---                 40
---------------------------------------------------------------------------------------------------------------------
Securities available for sale                      $53,462               $320               $(207)           $53,575
---------------------------------------------------------------------------------------------------------------------

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                         $3,004                $29                 $(1)            $3,032

Mortgage backed securities:
      U.S. agency issued                            19,663                 92                 (89)            19,666
---------------------------------------------------------------------------------------------------------------------
Securities held to maturity                        $22,667               $121                $(90)           $22,698
---------------------------------------------------------------------------------------------------------------------

At September 30, 1997, the contractual maturities of investment securities and securities available for sale are as follows:

                                                                                                      Securities
                                                         Investment securities                  Available for Sale
---------------------------------------------------------------------------------------------------------------------
                                                                    Estimated                              Estimated
                                                 Amortized             Market           Amortized             Market
(in thousands)                                        Cost              Value                Cost              Value
---------------------------------------------------------------------------------------------------------------------
Due in one year or less                               $501               $506              $6,456             $6,487
Due after one year through five years                9,010              9,069              24,280             24,498
Due after five years but within 10 years            16,572             16,632               1,737              1,719
Due after 10 years                                     530                547              16,219             16,192
Federal Reserve Bank stock                             ---                ---                 516                516
Equity Securities                                      ---                ---                 938                945
Vanguard money market fund                             ---                ---               4,593              4,593
---------------------------------------------------------------------------------------------------------------------
Securities held to maturity                        $26,613            $26,754             $54,739            $54,950
---------------------------------------------------------------------------------------------------------------------

All securities in the Company's investment portfolio with the exception of $60,000 in equity securities are either obligations of the U.S. Treasury or backed by U.S. government agencies. Therefore, management's view is that little credit risk exists in the portfolio. The Company's available for sale securities are those which are held for an indefinite period of time which management may use as part of its operating strategy or which may be sold as part of responses to changes in interest rates, changes in prepayment risk or other similar factors. Securities available for sale are recorded on the balance sheet at their fair value.

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

Total deposits increased from approximately $188.9 million on December 31, 1996 to approximately $197.2 million on September 30, 1997, an increase of $8.3 million or 4.4%. During this period, non-interest bearing transaction accounts decreased and interest bearing transaction accounts, savings and time accounts increased. Balances in non-interest bearing transaction accounts decreased from $43.1 million at year-end 1996 to $39.0 million on September 30, 1997, a decrease of $4.1 million, or 9.5%. Interest-bearing transaction accounts increased from $26.6 million on December 31, 1996 to $30.5 million on September 30, 1997, an increase of $3.9 million, or 14.7%. Savings deposits increased from $58.2 million to $61.4 million, an increase of $3.2 million or 5.5%. Time accounts increased from $60.8 million to $66.3 million, an increase of $5.5 million or 9.0%. The increase in time deposits included a $2.3 million or 34.3% increase in CDs $100,000 or over.

Non-performing loans, as the schedule below indicates, were $4.2 million at September 30, 1997, a decrease of 4.5% from the $4.4 million reported year-end 1996.

Non-performing assets at                      9/30/97            6/30/97             3/31/97           12/31/96            9/30/96
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Loans past due over 90 days                     $ 115              $ 101                $ 29                $ 0              $ 120
Loans on non-accrual                            3,696              3,623               3,746              3,850              4,577
Troubled debt restructurings*                     424                443                 447                505                512
                                  -------------------------------------------------------------------------------------------------
Total non-performing loans                      4,235              4,167               4,222              4,355              5,209
Other real estate                               1,071              1,050               1,136              1,136              1,050
                                  -------------------------------------------------------------------------------------------------
Total non-performing assets                    $5,306             $5,217              $5,358             $5,491             $6,259
                                  =================================================================================================

* Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

Non-accrual loans decreased from $3.9 million reported at year-end 1996 to $3.7 million at September 30, 1997, a decrease of $154,000 or 4.0%. Other real estate decreased $65,000 during the first nine months of 1997 and increased $21,000 from September 30, 1996. Generally, other real estate is appraised when title is taken on the property unless there is a contract of sale or there is a valid appraisal on file which conforms to regulatory guidelines. Upon transfer or receipt of a new appraisal, the property's carrying value is adjusted to its appraised value less estimated costs of disposition if such value is lower than its existing carrying value. Any reduction of the carrying value of the underlying collateral is charged to the allowance for possible loan losses when the property is recorded as other real estate. Appraisals thereafter are received in accordance with regulatory guidelines. Throughout the year, properties are generally inspected and marketing efforts reviewed to determine any potential deterioration in value. Based on this continuing review and results of updated appraisals as required, any further deterioration to the market value is expensed to the net cost of operation of other real estate. During the first nine months of 1997, NBSC classified one new property for $21,000 as other real estate. There was one property sold for $86,000 and no writedowns of other real estate in the first nine months of 1997.

It is the Company's policy to establish specific reserves on properties included in other real estate when the appraised fair value of the property does not include certain estimated costs of disposition. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve. The following chart shows a comparative analysis of the quarterly level of charge-offs and provisions made to the specific reserves for other real estate for the nine months ended September 30, 1997 and 1996.

                                                                September 30,                          September 30,
(dollars in thousands)                                                   1997                                   1996
---------------------------------------------------------------------------------------------------------------------
Beginning balance, January 1                                              $50                                     $-
     Provisions                                                            75                                     50
     Charge-offs                                                            -                                      -
                                                           -------------------                    -------------------
Ending balance                                                           $125                                    $50
                                                           ===================                    ===================

Loans classified by management but not included above as non-performing assets at September 30, 1997 include $1.6 million classified as "special mentioned" and $7.0 million classified as "substandard". These loans as of September 30, 1997 were not past due over 90 days. As part of management's evaluation for the allowance for possible loan losses, it has provided specific reserves for these loans as deemed necessary.

There were no loans as of September 30, 1997 other than those classified as set forth in this paragraph or those included in the non-performing loan table where the Company was aware of any credit conditions of the borrower which would indicate a strong possibility that the borrower could not comply with the present terms and conditions of repayment and which would result in such loan being included as a non-accrual, past due or restructured loan at some future time.

The allowance for possible loan losses increased from approximately $4.0 million on December 31, 1996 to $4.1 million on September 30, 1997. The following chart indicates the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                                                              For the quarter ended
                               -----------------------------------------------------------------------------------------------
(dollars in thousands)                    9/30/97            6/30/97             3/31/97           12/31/96            9/30/96
------------------------------------------------------------------------------------------------------------------------------
Beginning balance                         $4,113             $4,060              $3,973             $3,961             $4,121

   Loans charged-off                         (58)               (28)                (52)              (108)              (239)
   Loans recovered                            45                 81                 139                120                 79
                               -----------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                 (13)                53                  87                 12               (160)

Provision                                      -                  -                   -                  -                  -

                               ===============================================================================================
Ending balance                            $4,100             $4,113              $4,060             $3,973             $3,961
                               ===============================================================================================
Ratio of allowance for
possible loan losses to
non-performing loans                      96.8%              98.7%               96.2%              91.2%              76.0%
                                         ====================================================================================

No provision for possible loan losses was recorded for the first nine months of 1997. NBSC's ratio of the allowance for possible loan losses to non-performing loans has increased from the 76.0% reported on September 30, 1996 to 96.8% on September 30, 1997 because of declines in non-performing loans resulting from payments in connection with those loans, charge-offs and foreclosures. Net recoveries of $127,000 in the first nine months of 1997 increased the allowance for possible loan losses from December 31, 1996 to September 30, 1997. NBSC's management believes that its allowance for possible loan losses is adequate because of the nature of its methodology to monitor the allowance for possible loan losses. NBSC performs the following procedures in order to evaluate the adequacy of the allowance for possible loan losses: First, NBSC conducts a loan specific review each quarter. This review assesses the estimated future losses for every loan classified as non-performing, as well as performing loans which have been criticized (either internally or by NBSC's regulators) which do not meet the requirements for non-performing loan status. Second, management monitors on a periodic basis the status of larger non-criticized credits for changes and developments which could affect future collectibility. Third, NBSC assesses the potential for loan losses in performing loans and off balance sheet credit commitments, which are not specifically reviewed, by estimating general reserve requirements based on historical and anticipated collection statistics. The aggregate of specific credit review and general reserve requirements are monitored at least quarterly to ensure that the level of NBSC's allowance for possible loan losses is adequate. Management also evaluates the adequacy of the allowance for possible loan losses based on trends in non-performing loans and charge-offs, the Company's loan loss experience and present and prospective economic conditions within the market area. Included in the economic analysis is a review of appraisals received in accordance with regulatory guidelines. Management incorporates any trends in the fair value of the collateral of the underlying loans in its analysis of the adequacy of the allowance for possible loan losses. As a result of this ongoing analysis, management believes at this time that the allowance for possible loan losses is adequate to absorb any additional losses that may arise in the loan portfolio, although no assurances can be given that the Company will not sustain losses in any given period which could be substantial in relation to the size of the Company's allowance.

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

At High Point, liquidity is provided by funds received from the subsidiary bank in the form of dividends and by sale of High Point assets. NBSC, as a national bank, is subject to dividend restrictions. Under such restrictions, NBSC may not, without the prior approval of the Office of the Comptroller of the Currency (the "OCC"), declare dividends in excess of the current year's earnings plus the retained earnings from the prior two years. NBSC also is restricted from paying dividends if at any time losses have been sustained by the bank that exceed its retained earnings. As of September 30, 1997, NBSC's earnings for the current year plus the retained earnings from the prior two years are $7,947,000. NBSC has total retained earnings of $2,391,000 (net of the dividends discussed below) and cannot pay dividends in excess of its retained earnings.

High Point paid in cash the final interest payment of $3,000 and remaining $127,000 of Redeemable Subordinated Debentures on March 1, 1997. The Redeemable Subordinated Debentures are no longer outstanding.

During second quarter, 1997, High Point paid off a Note Payable secured by land. At the time of payoff, High Point owed $821,000 at an interest rate of prime plus one percent (9.50%). The lending bank agreed to a settlement on the note of $770,000 plus outstanding interest. NBSC's Board of Directors declared a $500,000 dividend to High Point to enable High Point to pay off the note. The $51,000 of the debt forgiven is included in other income in the income statement.

At September 30, 1997, High Point had $5,000 in cash and $45,000 in federal funds sold available to meet its liquidity needs. High Point has securities available for sale, which at September 30, 1997, had a market value of $13,000.

High Point has periodic expenses including legal fees, printing expenses, external audit fees and other miscellaneous fees. NBSC's Board of Directors paid an additional dividend of $100,000 to High Point on June 22, 1997 for payment of such expenses in 1997.

Another source of cash is the sale of the land held for sale. There is no assurance that the land will be sold. The land continues to generate buyer interest.

INTEREST RATE SENSITIVITY

A change in interest rates could affect NBSC's ability to earn net interest income in the future. One tool that NBSC uses to measure the potential impact from interest rate changes is the static gap report. The static gap report shows when certain interest-earning assets and interest-bearing liabilities could potentially reprice. Traditional gap theory holds that when a bank is asset-sensitive (meaning that it has more interest rate-sensitive assets repricing within a given time frame than interest rate-sensitive liabilities) and interest rates increase, the bank's net interest margin should increase. If a bank is liability-sensitive (meaning that is has more liabilities repricing in a given time frame than assets), and interest rates increase, the net interest margin should decrease. As of September 30, 1997, in a one year time frame, the Company's interest rate-sensitive liabilities exceeded its interest rate-sensitive assets by $43.7 million. What gap theory does not take into account is that when interest rate changes occur they do not always affect rate-sensitive assets at the same time or proportionately. In addition to gap analysis, management uses simulation modeling under a variety of scenarios to estimate its interest rate sensitivity. Based on management's analysis of its interest rate sensitivity, if interest rates were to increase by 100 basis points, net interest income would decrease approximately $40,000 in a one year time frame. Conversely, if interest rates were to decrease by 100 basis points, net interest income would increase by the same amount.

In third quarter 1997, NBSC borrowed $10 million in repurchase agreements which included a $5 million 30 day repurchase agreement and a $5 million 5 year repurchase agreement with a 3 year call (included in long-term debt). The proceeds of the repurchase agreements were invested in a fixed rate mortgage backed security. This transaction was done primarily to enhance the Company's return on equity by increasing net interest income. The blend of the two repurchase agreements - one with a thirty day maturity at 5.63% and one with a 5 year maturity 3 year call at 5.98% provides some insulation against prepayment risk while providing some stability in the cost of funds of the transaction.

CAPITAL RESOURCES

Stockholders' equity increased $1,699,000 during the first nine months of 1997 to $21.7 million. The increase in stockholders' equity resulted from recording net income in the first nine months of 1997. In addition to the positive impact of net income on capital was an increase in the market value of the Company's available for sale security portfolio. The Company recorded an unrealized gain on securities available for sale of $137,000 (net of taxes) at September 30, 1997 compared to an unrealized gain of $76,000 at year-end 1996. The book value (total of stockholders' equity divided by the number of common shares issued and outstanding) of the Company's common stock was $5.72 at September 30, 1997 compared to the $5.28 reported at December 31,1996.

High Point and NBSC are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators, that if undertaken could have a direct material effect on the financial statements of the Company or NBSC. Quantitative measures established by regulation to ensure capital adequacy require the Company and NBSC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined).

Management believes, as of September 30, 1997, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

As of September 30, 1997, the most recent notification from the OCC categorized NBSC as well capitalized under the regulatory framework for prompt corrective action. Similarly, the most recent notification from the Federal Reserve Bank of New York categorized the Company as well capitalized. To be well capitalized NBSC and the Company must maintain minimum total risk based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions' category.

The following chart represents the capital ratios of the Company and its subsidiary, NBSC, on September 30, 1997, compared to minimum regulatory requirements:

                                                            Minimum
                                                         Required to be
                                Minimum                 Well Capitalized
                              Required for                Under Prompt                      The
                            Capital Adequacy            Corrective Action                 Company                        NBSC
                                Purposes                   Provisions                     9/30/97                      9/30/97
-------------------------------------------------------------------------------------------------------------------------------
       Leverage Ratio              4.00%                        5.00%                        8.24%                        7.81%
       Risk Based:
         Tier I                    4.00%                        6.00%                       16.25%                       14.88%
         Total capital             8.00%                       10.00%                       17.52%                       16.16%

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

SFAS No. 128 is effective for financial statements for interim and annual periods ending after December 31, 1997 with earlier application prohibited. Management does not anticipate that the adoption of this statement will have an impact on the financial condition of the Company because the Company's current EPS calculation method is the same as what the basic EPS calculation will be. Options granted under the Company's stock option plans have been excluded from the calculation because their effect is immaterial.

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

In June 1997, the Financial Accounting Standards Board issued two additional statements. SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The statement is effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date and has not determined which financial statement will be utilized to display comprehensive income. The second statement, SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The statement becomes effective for fiscal years beginning after December 15, 1997; earlier application is permitted. The Company has elected not to adopt this statement prior to its effective date and has not determined if it has any reportable segments.

HIGH POINT FINANCIAL CORP.  Computation of Net Income Per Share - (Unaudited)

                                                                                                   Nine months ended September 30,
                                                                                                ------------------------------------

          Net Income Per Share (Primary)                                                                    1997               1996
          --------------------------------------------------------------------------------------------------------------------------

          Net income                                                                                  $1,661,000         $4,301,000

          After-tax interest expense related to the assumed reduction of outstanding debt*                   ---                ---
          --------------------------------------------------------------------------------------------------------------------------

       (1)Income applicable to common stock                                                           $1,661,000         $4,301,000
          ==========================================================================================================================

          Shares used in this computation:

          Weighted average number of common shares outstanding                                         3,786,480          3,776,974

          Number of shares issuable on conversion of mandatory stock purchase contracts and
            exercise of stock options classified as common share equivalents*                                ---                ---
          --------------------------------------------------------------------------------------------------------------------------

       (2)Adjusted weighted average number of common shares and common share
            equivalents *                                                                              3,786,480          3,776,974
          ==========================================================================================================================

          Net income per common share and common share equivalents (primary)
            (1 divided by 2) *                                                                             $0.44              $1.14
          ==========================================================================================================================

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

                                         High Point Financial Corp.
                                         --------------------------
                                                (Registrant)

Dated:    November 13, 1997
-------------------------------



By/s/ Rita A. Myers                      By /s/ Gregory W. A. Meehan
-------------------------------          -----------------------------------
           Rita A. Myers                          Gregory W. A. Meehan
             Comptroller                      Vice President and Treasurer