Form 10-K
period 1997-12-31
HIGH POINT FINANCIAL CORP
filed 1998-03-27
CIK 708815

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended          DECEMBER 31, 1997
                                           OR  -------------------------------
      [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                                      SECURITIES EXCHANGE ACT OF 1934

             For the transition period from:             to
                                         -------------------------------------
             Commission file number:                  0-12430
                                         -------------------------------------

                          HIGH POINT FINANCIAL CORP.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

New Jersey                                                   22-2426221
--------------------------------                           ---------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

Branchville Square, Branchville, New Jersey                   07826
---------------------------------------------------       -----------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (973) 948-3300
                                                           ----------------
Securities registered pursuant to Section 12(b) of the Act:   None
                                                           ------------------

Securities registered pursuant to Section 12 (g) of the
Act:

                          Common Stock, no par value
            -------------------------------------------------------
                                Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more shareholders) of the registrant, as of March 16, 1998 is estimated to have been approximately $33,912,000.

The number of outstanding shares of the registrant's Common Stock, as of March 16, 1998, was 3,786,480 shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE:
    High Point Financial Corp. Proxy Statement dated April 9, 1998 (Part III)

                          High Point Financial Corp.
                                Form 10-K Index

                                    Part I
                                                                            PAGE

Item 1.       Business.........................................................1

Item 2.       Properties.......................................................5

Item 3.       Legal Proceedings................................................6

Item 4.       Submission of Matters to a Vote of Security Holders..............6

Item 4A.      Executive Officers of the Registrant.............................6

                                    PART II

Item 5.       Market for the Registrant's Common Stock and Related
              Shareholder Matters..............................................7

Item 6.       Selected Consolidated Financial Data.............................9

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................10

Item 8.       Financial Statements and Supplementary Data.....................33

Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..........................57

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant..............57

Item 11.      Executive Compensation..........................................58

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management..................................................58

Item 13.      Certain Relationships and Related Transactions..................58

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.....................................................59

              Signatures......................................................64



              The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

                                    PART I

ITEM I.    BUSINESS.

DESCRIPTION OF BUSINESS.

     High Point Financial Corp. is a bank holding company with one subsidiary, The National Bank of Sussex County. We use three terms in this Annual Report when discussing these companies:

     - "HIGH POINT" refers solely to High Point Financial Corp., a New Jersey corporation.
     - "NBSC" refers solely to The National Bank of Sussex County, High Point's wholly owned subsidiary.
     - "THE COMPANY" refers to High Point and NBSC as a consolidated entity.

     High Point commenced operations on April 1, 1983. High Point's primary business is managing and supervising NBSC.

     NBSC was organized as The Branchville National Bank in 1933, and became The National Bank of Sussex County in 1957. It is a federally chartered national banking association and a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation. NBSC is a full service commercial bank with nine branches, an operations center, and an administration center -- all within Sussex County, New Jersey. Its customers primarily are individuals who reside in, and small to medium-sized businesses that are located in, northwestern New Jersey.

     NBSC accepts deposits, makes loans, and offers annuities and life insurance. NBSC also provides full securities brokerage services, including mutual funds and variable annuities, in cooperation with Linsco/Private Ledger.

     At December 31, 1997, the Company had total assets of approximately $236.3 million, deposits of approximately $198.4 million, and stockholders' equity of approximately $22.3 million.

SUPERVISION AND REGULATION.

       TERMINOLOGY. Several government agencies supervise and regulate the activities of banks and bank holding companies. These agencies derive their authority from a variety of federal statutes and regulations. For your convenience, we are providing a list of some of the agencies and legislation that are discussed in this Annual Report:

     - "THE FEDERAL RESERVE BOARD" is the Board of Governors of the Federal Reserve System, a federal agency that regulates bank holding companies, including High Point.
     - "THE FRB" is the Federal Reserve Bank of New York, the regional arm of the Federal Reserve Board.
     - "THE FDIC" is the Federal Deposit Insurance Corporation, an entity that insures a portion of the deposits of its member banks.
     - "THE OCC" is the Office of the Comptroller of the Currency, a federal agency that regulates national banks, including NBSC.

     - "THE BANK HOLDING COMPANY ACT" is a federal statute that provides for the formation of bank holding companies, authorizes the Federal Reserve Board to regulate bank holding companies, and prescribes the activities in which bank holding companies may engage.

     - "THE FICO" is the Financing Corporation, an entity chartered in 1987 for the purpose of financing the recapitalization of the Federal Savings and Loan Insurance Corporation.

     The discussions of statutes and regulations that follow are brief summaries. We cannot offer a complete explanation of each piece of banking legislation, and suggest that readers who need more information refer directly to the statutes and regulations themselves. Readers also should understand that there are statutes and regulations that apply to, and regulate the operation of, banking institutions that we do not discuss in this Annual Report.

     HIGH POINT FINANCIAL CORP. High Point was organized in October 1982 under the Bank Holding Company Act. High Point is supervised by the Federal Reserve Board.

     Authority of the Federal Reserve Board. The Federal Reserve Board has broad authority over the operations of bank holding companies. For example, the Federal Reserve Board requires High Point to file information (such as annual reports) periodically, and may regularly inspect High Point's books, records, and operations. The Federal Reserve Board also regulates the expansion of bank holding companies. Federal Reserve Board approval is required before a bank holding company can acquire an additional bank or bank holding company or extend its existing operations.

     The Bank Holding Company Act permits bank holding companies to engage in four categories of activities:

     -  banking;
     -  owning and acquiring assets and securities of banking organizations;
     -  managing banking organizations; and
     - "non-banking" activities that the Federal Reserve Board determines are so closely related to banking or managing or controlling banks as to be a "proper incident" thereto.

Under its authority to define appropriate "non-banking activities," the Federal Reserve Board has issued regulations to permit bank holding companies to engage in several businesses, including:

     - operating mortgage companies, finance companies, credit card companies, and factoring companies;
     -  performing certain data processing operations;
     -  providing investment and financial advice;
     -  acting as an agent for certain types of credit-related insurance;
     -  leasing personal property on a full-payout, non-operating basis; and
     -  providing limited discount brokerage services.

     Currently, High Point does not engage directly in any of the permitted non-banking activities. Through its bank subsidiary, NBSC, High Point offers brokerage services and certain insurance products.

     Supervisory Action. In the early 1990's, High Point had several years of disappointing financial performance and became the subject of regulatory concern. As a result, in 1992, High Point was required to enter into an agreement with the FRB. The agreement imposed three types of restrictions, which were designed to help the Company improve its earnings and to help the Company and NBSC achieve and maintain adequate capital positions. First, High Point was required to submit and adhere to a capital plan, an operating plan, and a debt-servicing plan. Second, High Point was prohibited from incurring any new debt, or renewing or changing the terms of any existing debt, without authorization from the FRB. Third, High Point could not pay dividends, or make any cash expenditures (other than for routine expenses) in excess of $10,000 to any one entity in any one month, without prior approval from the FRB. High Point complied with the terms of this agreement until the FRB terminated it in June 1996.

     Restrictions on High Point's Ability to Pay Dividends. Under the New Jersey Business Corporation Act, High Point may not pay a dividend if, after the payment, High Point would be unable to pay its debts as they come due in the normal course of business, or High Point's total liabilities would exceed total assets. There are three sources that a New Jersey corporation may look at to calculate "total assets" and "total liabilities" for this purpose. One source is financial statements prepared on the basis of generally accepted accounting principles, as High Point's are. As of December 31, 1997, High Point does not have any debt obligations and total assets exceed total liabilities by $22.3 million.

     THE NATIONAL BANK OF SUSSEX COUNTY. Almost every aspect of NBSC's operations is regulated or supervised by either the OCC, the Federal Reserve Board, or the FDIC. These agencies regulate loans, investments, mergers and acquisitions, borrowings, dividends, location of branch offices, and reserves against deposits. NBSC also must comply with federal banking laws. Among other things, these laws restrict the amount that NBSC may lend to a single borrower at one time, prohibit NBSC from investing in stock or other securities of High Point or any other subsidiary of High Point, and restrict NBSC from taking such stock or securities as collateral for a loan.

     Deposit Insurance. As an FDIC insured bank, NBSC is required to pay premiums. The FDIC currently requires insured institutions to pay anywhere from $0.00 to $0.27 per $100 of insured deposits. A bank's premium rate is based on the FDIC's assessment of the bank's capitalization and the amount of concern that the bank generates among regulators. From January 1, 1996 until June 30, 1996, NBSC's FDIC insurance rate was $0.17 per $100 of deposits. From June 30, 1996 until December 31, 1996, NBSC's FDIC insurance rate dropped to $0.03 per $100 of deposits. Because NBSC's risk rating improved, the FDIC effectively eliminated NBSC's insurance premiums as of January 1, 1997. The FDIC reviews its insurance premium rates approximately once every six months, and could adjust NBSC's premium rate during one of those reviews if NBSC's capitalization or financial condition changes for the worse.

     Although NBSC was not liable for FDIC premiums in 1997, NBSC and all other members of the Bank Insurance Fund are required to help fund interest payment obligations that the FICO has assumed in connection with the recapitalization of the Federal Savings and Loan Insurance Corporation. The FICO premium is $0.0128 per $100 of deposits.

     Supervisory Action. From November 12, 1991, until March 27, 1996, NBSC was party to a Consent Order with the OCC to resolve concerns about NBSC's performance and financial condition. The Consent Order imposed restrictions, operational mandates, and performance standards. First, NBSC was prohibited from paying dividends to High Point. Second, NBSC was directed to submit a capital plan, to enhance its policies and procedures for lending and for asset/liability management, and to revise the methods it used to determine whether its allowance for possible loan losses was adequate. Third, NBSC was required to increase its leverage capital ratio to 6%, and to maintain an adequate allowance for possible loan losses. For a discussion of NBSC's allowance for possible loan losses, see "Management's Discussion and Analysis -- Financial Condition -- Allowance for Possible Loan Losses" on page 24. For a discussion of leverage ratios, see "Management's Discussion and Analysis -- Financial Condition -- Capital Resources -- Regulatory status" on page 31.

     The OCC and NBSC modified the Consent Order several times as NBSC worked to achieve its mandate. While the Consent Order was in effect, management instituted several initiatives, including a plan to reduce NBSC's asset size and increase its earnings performance. At the same time, High Point commenced a public offering of its common stock, which enabled it to contribute $2.4 million to NBSC's capital.

     By June 1994, NBSC had satisfied all of the requirements in the Consent Order, including attaining a leverage ratio in excess of the required 6%. The OCC terminated the Consent Order in March 1996.

     Restrictions on NBSC's Ability to Provide Dividends and Other Funds to High Point. High Point's primary source of revenue is dividends from NBSC. Like all national banks, NBSC is subject to dividend restrictions. Presently, there are four types of restrictions on NBSC's ability to make dividend payments.

     First, NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the OCC. In addition, if NBSC sustains losses that exceed its aggregate retained earnings, NBSC may not pay dividends until such losses are recovered. NBSC's earnings for 1997, plus the retained earnings from the prior two years, are $8.75 million. NBSC has aggregate retained earnings of $2.96 million as of December 31, 1997, and cannot pay dividends in excess of that amount.

     Second, each of the FDIC and the OCC has authority under federal law to prohibit an insured bank from engaging in conduct that the agency believes would constitute an unsafe or unsound banking practice. Under certain circumstances, those agencies might determine that paying dividends or making other payments constitutes an "unsafe or unsound" practice.

     Third, banks and bank holding companies are required to maintain prescribed levels of capital. Capital adequacy standards may inhibit the amount of dividends that NBSC and High Point may pay in the future. For additional information on capital adequacy guidelines, see "-- Capital Adequacy Guidelines," "Management's Discussion and Analysis -- Financial Condition -- Capital Resources -- Regulatory status" on page 31, and Note 16 to the Consolidated Financial Statements on page 51.

     Fourth, because the FDIC insures NBSC's deposits, NBSC may not pay dividends or distribute any of its capital assets to High Point if it is in default on any assessment due to the FDIC. NBSC has never been in default under any of its obligations to the FDIC.

     In addition to restricting dividend payments, federal law restricts NBSC's ability to extend credit to High Point, in part by designating the type and amount of collateral that High Point must tender to secure a loan from NBSC. High Point has never been indebted to NBSC.

EFFECT OF GOVERNMENT MONETARY AND FISCAL POLICIES.

     The Company's earnings are and will continue to be affected by domestic economic conditions and the monetary and fiscal policies of the United States government. In particular, the Federal Reserve Board has, and likely will continue to have, an important impact on the operating results of commercial banks. The Federal Reserve Board implements national monetary policy, engages in open market operations in U.S. government securities, and regulates issues such as the discount rate on borrowings of member banks and reserve requirements against member bank deposits. These activities can have a major effect on levels of bank loans, investments, and deposits, but it is not possible to make specific predictions about how future changes in monetary and fiscal policies will affect the Company.

RECENT AND PROPOSED LEGISLATION.

     From time to time, the U.S. Congress, the New Jersey legislature, and bank regulatory authorities consider proposals to reduce or expand the powers or activities of different types of banking organizations. Among current legislative and regulatory trends that are laws that expand or contract the powers of banks, thrift institutions, and credit unions to sell certain types of insurance products, and laws that relax restrictions on the activities of bank holding companies and those activities closely related to banking. Until these trends become concrete legislation or regulation, it is not possible to predict how they will affect the business of High Point and NBSC. Management is not aware of any pending legislative or regulatory proposals that would dramatically help or harm High Point or NBSC.

CAPITAL ADEQUACY GUIDELINES.

       The Federal Reserve Board, the OCC, and the FDIC each assess capital adequacy with the same two tests. One test, a ratio of capital to risk adjusted assets, accounts for the fact that different assets involve different degrees of risk. For example, a U.S. government bond is a less risky asset than a real estate development loan. The second test, a leverage ratio of capital to tangible assets, does not distinguish among assets. These tests are described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Capital Resources -- Regulatory status" on page 31.

     Federal regulators require banks and bank holding companies to have a core or Tier 1 ratio of capital to risk adjusted assets of at least 4%, and a total ratio of capital to risk adjusted assets of at least 8%. In addition, regulations mandate a 3% minimum Tier 1 leverage ratio for banks and bank holding companies that are considered to be strong banking organizations. Factors that make an institution a "strong banking organization" include well-diversified risk, no undue interest rate exposure, high liquidity, good earnings, and excellent asset quality. Banks and bank holding companies that are not considered "strong" must maintain higher capital ratios.

     The Company and NBSC are in compliance with all applicable capital adequacy standards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Capital Resources -- Regulatory status" on page 31, and Note 16 to the Consolidated Financial Statements on page 51.

LOCAL ECONOMY.

     The Company operates in Sussex County in Northwestern New Jersey. Most of the employed adults living in Sussex County work outside the county. The industries within the county include tourism, retail sales, and real estate construction and sales. The county's economy relies heavily on commercial and residential real estate. There has been very little commercial real estate growth in Sussex County since the early 1990's. Residential real estate growth has been moderate. Unemployment and job growth have been at favorable levels.

     In the early 1990's, NBSC had a significant number of borrowers in the commercial real estate business. When values on real estate declined and demand for real estate dwindled, many of those borrowers suffered setbacks. NBSC has since focused on changing the composition of its loan portfolio from a high concentration of commercial real estate loans to a high concentration of consumer installment and residential real estate loans. In an added effort to protect NBSC from potential deterioration in the real estate market, NBSC also has imposed lower loan-to-value ratios, meaning that NBSC will advance a lower percentage of a property's appraised value.

COMPETITION.

     NBSC operates in a highly competitive market environment. Three major interstate multi-bank holding companies and two large multi-state thrift holding companies operate within Sussex County. These larger institutions have substantially larger lending capacities than NBSC, and typically offer services that NBSC does not offer. There are also three other community banks in the county. Finally, banks now compete not only with other banks and traditional financial institutions, but also with other business corporations that deliver financial services.

     One way that NBSC challenges its local competition is by offering convenience. NBSC has more branches in Sussex County than any other financial institution. As of the most recent data published by the FDIC (June 1997), NBSC ranked second in the county in deposits, with a market share of 14.87%.

CONCENTRATION.

       NBSC is not dependent on any single customer or small group of customers for its deposit or loan business. No single customer or small group of customers could trigger a material adverse change in the financial condition of High Point or NBSC by withdrawing its deposits, paying off its outstanding loans before maturity, or defaulting on its outstanding loans.

EMPLOYEES.

     At December 31, 1997, the Company employed 135 people, including 21 part time personnel. Management believes that it has a satisfactory relationship with its employees.

STATISTICAL INFORMATION.

     Statistical information is incorporated by reference to "Selected Consolidated Financial Information" on page 9, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10.

ITEM 2.    PROPERTIES.

BRANCHES AND OFFICES.

     NBSC operates nine banking locations, an administration center, and an operations center, all in Sussex County, New Jersey. High Point and NBSC both have their principal offices in shared space at Branchville Square in Branchville, New Jersey. NBSC owns this administrative office building, as well as the operations center.

     NBSC owns its branch offices in Augusta and Franklin, and leases its Vernon branch from an unaffiliated third party. The lease for the Vernon branch will expire in September 2001, but NBSC has options to renew for two additional five-year periods.

     In 1988, NBSC sold the buildings that house NBSC's six other branches to FMI, Inc., and then leased those facilities back. Each lease will expire between 1998 and 2003, but NBSC has options to renew for periods ranging from 10 to 15 years. FMI, Inc. is a wholly owned subsidiary of Franklin Mutual Insurance Co., which owns 6.6% of High Point's outstanding common stock. George Guptill, Jr., President of FMI, Inc., is a member of High Point's Board of Directors.

     In the first half of 1998, NBSC anticipates repurchasing the six branches from FMI, Inc. at fair market value which will be determined at the time of closing.

     For additional information regarding NBSC's banking and office locations, see Note 10 to the Consolidated Financial Statements, under the heading "Non-cancelable lease obligations," on page 49.

LAND HELD FOR SALE.

     High Point owns 66 acres of undeveloped land in Frankford Township, New Jersey. This land, known as land "held for sale," had a net recorded carrying value of $2.53 million at December 31, 1994.

     In 1995, based on the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of," management recorded an impairment of $370,000 on the land held for sale, meaning that management did not believe that High Point would recover more than $2.16 million when it sold the land. This impairment was based on management's estimate that it would take five years to sell all of the land, and incorporates a discount rate of 16%.

     Management recorded an additional $29,000 impairment in 1995 based on the price fixed in a contract to sell 32 of the 66 acres. Later, when that contract was terminated in 1996, High Point recorded a third impairment of $250,000. The amount of this impairment reflected both the termination of the sale contract and management's revised estimate of the net realizable value of the land.

     The Company has contracts to sell most of the land held for sale but disputes have arisen that remain unresolved with respect to the rights under an earlier expired contract to purchase a small portion of the land held for sale.

     For more information on the land held for sale and the requirements of Statement of Financial Accounting Standards No. 121, see Note 6 to the Consolidated Financial Statements on page 44.

ITEM 3.    LEGAL PROCEEDINGS.

   From time to time, High Point and NBSC are defendants in legal proceedings relating to their respective businesses. Management does not believe that the outcome of any legal proceeding that was pending as of December 31, 1997 will materially affect the Company's consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     High Point did not submit any matters to its security holders for a vote during the fourth quarter of 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following individuals are the current principal executive officers of High Point and NBSC. The Boards of Directors of High Point and NBSC elect the executive officers to one-year terms (subject to removal by the respective Boards) at their respective annual meetings.

MICHAEL A. DICKERSON, 61    Positions with High Point
                            -------------------------

                            -  President, Chief Executive Officer, and a
                               Director (since 1988)

                            Positions with NBSC
                            -------------------

                            -  President (since 1992)
                            -  Vice Chairman of the Board (1991 to 1996)
                            -  Chief Executive Officer (since 1991)
                            -  Director (since 1988)

GREGORY W.A. MEEHAN, 50     Positions with High Point
                            -------------------------

                            -  Vice President (since 1987)
                            -  Treasurer and Assistant Secretary (since 1983)

                            Positions with NBSC
                            -------------------

                            -  Director (since 1994)
                            -  Chief Operating Officer (since 1991)
                            -  Executive Vice President (since 1990)
                            -  Chief Financial Officer (since 1988)

ROBERT A. VANDENBERGH, 46   Position with High Point
                            ------------------------

                            -  Secretary (since 1992)

                            Positions with NBSC
                            -------------------

                            -  Executive Vice President (since 1997)
                            -  Director (since 1994)
                            -  Chief Lending Officer (since 1991)

RITA A. MYERS, 39           Position with High Point
                            ------------------------

                            -  Comptroller (since 1993)

                            Positions with NBSC
                            -------------------

                            -  Vice President (since 1990)
                            -  Comptroller (since 1989)


                                    PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder
Matters.

     High Point's common stock has been trading on the NASDAQ National Stock Market under the symbol HPFC since February 3, 1997. Prior to that date, High Point's common stock was traded in the over-the-counter market. As of December 31, 1997, High Point had 1,686 shareholders of record.

     The table below sets forth, for each calendar quarter in the past two years, the high and low bid prices per share of High Point common stock. The information in this table for periods prior to February 1997 is derived from reports provided by the National Quotation Bureau, Inc. Information for periods after that date is from NASDAQ.

     The prices shown do not include mark-ups, markdowns, or commissions. In addition, the prices may reflect offers to buy or to sell that did not culminate in actual transactions.

     High Point has not declared or paid cash dividends since June 1990.

                                                            Bid
                                                      High          Low
                                                      ----          ---
Year ended December 31, 1996
     First quarter............                        $6.50         $6.13
     Second quarter...........                         6.50          6.13
     Third quarter............                         7.00          6.13
     Fourth quarter...........                         8.50          7.00

Year ended December 31, 1997
     First quarter............                       $10.88         $8.63
     Second quarter...........                        10.63          9.63
     Third quarter............                        11.38          9.63
     Fourth quarter...........                        13.13         10.88

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
(Not covered by Report of Independent Public Accountants)

                                                                          For the years ended December 31,
                                                         -------------------------------------------------------------------
SUMMARY OF OPERATIONS (in thousands)                              1997         1996          1995          1994        1993
----------------------------------------------------------------------------------------------------------------------------
  Total interest income                                        $16,519      $14,429       $13,653       $12,017     $12,491
  Total interest expense                                         6,325        5,758         5,550         4,492       4,952
----------------------------------------------------------------------------------------------------------------------------
    Net interest income                                         10,194        8,671         8,103         7,525       7,539
  Provision for possible loan losses*                              ---          ---           225         1,327         336
----------------------------------------------------------------------------------------------------------------------------
    Net interest income after provision for possible loan losses10,194        8,671         7,878         6,198       7,203
Non-interest income                                              2,808        2,439         2,219         2,368       2,589
Non-interest expenses*                                           9,241        8,847         9,443         9,630      10,573
Unrealized loss on land held for sale                              ---          250            29           ---         ---
Gain on sale of bank premises                                      139          141           148           141          79
Gain on sale of land held for sale                                 ---          ---           ---           ---         306
Loans and securities gains (losses)                                 (9)         (28)           53          (289)        519
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before benefit for income taxes and
  cumulative effect for change in accounting principle           3,891        2,126           826        (1,212)        123
Provision (benefit) for income taxes                             1,586       (2,681)         (249)          (97)        (31)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect for change in
  accounting principle                                           2,305        4,807         1,075        (1,115)        154
Cumulative effect of change in accounting principle                ---          ---          (370)          ---         ---
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                               $2,305       $4,807          $705       $(1,115)       $154
============================================================================================================================

PER SHARE INFORMATION:
----------------------------------------------------------------------------------------------------------------------------
Net income (loss) before cumulative effect for change in
  accounting principle                                           $0.61        $1.27         $0.29        ($0.36)      $0.06
Cumulative effect of change in accounting principle               ---          ---          (0.10)         ---         ---
----------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share                                  $0.61        $1.27         $0.19        ($0.36)      $0.06
============================================================================================================================
Diluted earnings (loss) per share                                $0.60        $1.27         $0.19        ($0.36)      $0.06
============================================================================================================================
Stockholders' equity (book value)                                $5.90        $5.28         $3.89         $3.19       $4.06
Number of shares outstanding, December 31                    3,786,480    3,786,480     3,745,760     3,745,760   2,439,009
Average number of shares outstanding                         3,786,480    3,779,364     3,745,760     3,065,786   2,437,908

YEAR END BALANCE SHEET INFORMATION (in thousands)
----------------------------------------------------------------------------------------------------------------------------
  Total assets                                                $236,328     $217,182      $200,184      $184,641    $181,263
  Total deposits                                               198,430      188,854       178,325       165,572     162,788
  Loans held for sale                                               88          178           628           427       5,708
  Loans, net of unearned income*                               126,722      114,641       104,833       105,556     110,933
  Allowance for possible loan losses*                            4,120        3,973         4,609         5,234       5,419
  Securities, including those available for sale                77,620       76,242        64,696        54,231      41,930
  Note payable                                                     ---          846         1,270         1,482       2,373
  Redeemable subordinated debentures                               ---          127           511           510         510
  Employee Stock Ownership Plan debt                               ---          ---           ---           150         321
  Stockholders' equity                                          22,343       19,977        14,558        11,963       9,892

CONSOLIDATED RATIOS
----------------------------------------------------------------------------------------------------------------------------
  Net income (loss) to average stockholders' equity              10.91%       28.52%         5.26%        (9.72%)      1.60%
  Net income (loss) to average total assets                       1.00         2.31          0.37         (0.61)       0.08
  Stockholders' equity to total assets at year end                9.45         9.20          7.28          6.48        5.46
  Net charge-offs (recoveries) to average loans outstanding      (0.12)        0.59          0.82          1.37        0.80
  Net interest spread (tax equivalent basis)                      4.07         3.66          3.82          3.92        4.01
  Net interest margin (tax equivalent basis)                      4.85         4.49          4.61          4.55        4.52
  Loans to deposits                                              63.84        60.70         58.79         63.75       68.15
  Non-performing loans to loans                                   2.57         3.80          6.47         12.20       17.39
  Allowance for possible loan losses to loans                     3.25         3.47          4.40          4.96        4.88
  Allowance for possible loan losses to non-performing loans    126.38        91.23         67.94         40.61       28.07
  Average stockholders' equity to average total assets            9.17         8.09          7.02          6.32        5.19

OTHER SELECTED DATA
----------------------------------------------------------------------------------------------------------------------------
  Number of full time equivalent employees                         123          122           123           126         124
  Number of common stockholders at year end                      1,686        1,750         1,718         1,713       1,553
----------------------------------------------------------------------------------------------------------------------------

*The information for 1994 and prior years has been restated per the requirements of SFAS No. 114. See Note 3 on page 41 for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section presents a review of the Company's consolidated results of operations and financial condition. You should read this section in conjunction with the consolidated financial data that are presented in Item 8 of this Annual Report, as well as the accompanying Notes to Consolidated Financial Statements.

                        SUMMARY OF FINANCIAL HIGHLIGHTS

     This Management's Discussion and Analysis shows in detail the following:

     - Income before taxes increased by 83.0% from December 31, 1996 to December 31, 1997. See " -- Results of Operations -- Net Income."
     - Deposits increased by 5.1% from December 31, 1996 to December 31, 1997. See " -- Financial Condition -- Deposits."
     - Loans increased by 10.5% from December 31, 1996 to December 31, 1997. See "-- Financial Condition -- Loans."
     - Non-performing assets decreased by 20.4% from December 31, 1996 to December 31, 1997. See " -- Financial Condition -- Non-Performing Assets."
     - Stockholders' equity increased by 11.8% from December 31, 1996 to December 31, 1997. See " -- Financial Condition -- Capital Resources -- Stockholders' equity."

                             RESULTS OF OPERATIONS

NET INCOME.

     BEFORE TAXES. Net income before taxes and before cumulative effect for change in accounting principle was $3.89 million in 1997, compared to $2.13 million in 1996. Net income before taxes increased by more than $1.76 million in 1997 for several reasons. First, assets increased by 8.8% -- from $217.2 million on December 31, 1996 to $236.3 million on December 31, 1997. Second, non-performing assets declined by 20.4% -- from $5.5 million on December 31, 1996 to $4.4 million on December 31, 1997. Third, because assets increased and non-performing assets decreased, net interest income increased by 17.5% -- from $8.67 million at December 31, 1996 to $10.19 million at December 31, 1997.

     This Management's Discussion and Analysis contains additional information on each of the three factors that contributed to net income before taxes in 1997:

     - For information regarding assets generally, see " -- Financial Condition --Loans" and " -- Financial Condition -- Securities Portfolio."
     - For information regarding non-performing assets, see " -- Financial Condition-- Non-Performing Assets."
     - For information regarding net interest income, see " -- Results of Operations-- Net Interest Income."

     Net income before taxes and before cumulative effect for change in accounting principle improved from $826,000 in 1995 to $2.13 million in 1996 for many of the same reasons: assets increased, non-performing assets declined, net interest income increased, and non-interest expense declined. The Company did not record a provision for possible loan losses in 1996, but did take a provision of $225,000 in 1995. See "--Results of Operations--Provision for Possible Loan Losses" and "--Financial Condition--Allowance for Possible Loan Losses."

     AFTER TAXES. For the year ended December 31, 1997, the Company's consolidated net income was $2.31 million, representing a decrease of $2.5 million from 1996 net income of $4.81 million. In contrast, net income increased in 1996 by $4.1 million from the 1995 level of $705,000. Basic earnings per common share for 1997 were $0.61, compared to $1.27 in 1996, and $0.19 in 1995.

     The Company's net income declined significantly from 1996 to 1997, even though before tax income steadily increased during that period, because the Company realized certain tax benefits during 1996 which were not available in 1997. From 1990 until 1994, the Company had net operating losses. Some of those losses were "carried back" to prior profitable years and generated refunds of federal taxes paid in those years. The remainder of the Company's combined net operating losses were "carried forward," with the intent that the losses would be used to offset profits and reduce the Company's tax liability in the future.

     Accounting rules do not permit a company to record a tax benefit on losses carried forward until management determines that it is more likely than not that income levels in future periods will be sufficient to offset the losses. In 1996, after the Company became profitable again, management determined that it was more likely than not that High Point would continue to generate sufficient levels of income in future periods to realize the net operating loss carry forward. As a result, High Point recognized a tax benefit totaling $3.09 million in 1996. Ultimately, the recorded benefit exceeded the Company's combined state and federal tax liability for 1996, and the excess amount of $2.68 million was treated as income. As a result, the Company's "net" or "after tax" income for 1996 was actually higher than "before tax" income for that year. In comparison, the Company recorded a tax expense of $1.59 million in 1997.

     However, as of December 31, 1996 and 1997, there is still some uncertainty whether certain subsidiaries of High Point will generate sufficient income in future periods to fully realize net operating losses carried forward for state income tax purposes. As a result, management has created a "valuation allowance" of approximately $573,000 at December 31, 1996 and $539,000 at
December 31, 1997.   Management will periodically reevaluate the amount of this allowance.

     For more information on the Company's income taxes, see Note 7 on page 45.

NET INTEREST INCOME.

     Net interest income is the difference between interest income on earning assets and the interest cost of funds supporting those assets. For example, if a bank's only asset was an interest-bearing bond, and its only liability was a certificate of deposit, that bank's net interest income would be the difference between the interest that it earned on the bond and the interest that it paid on the CD.

     The Company's net interest income is determined by: one, the volume of interest-earning assets that it holds and the yield that it earns on those assets, and two, the volume of interest-bearing liabilities that it has assumed and the rates that it pays on those liabilities. Net interest income increases when the Company can use non-interest-bearing deposits to fund or support interest-earning assets.

     Net interest income for 1997 was $10.19 million, representing an increase of $1.52 million (17.5%) from the $8.67 million earned in 1996. In comparison, net interest income for 1995 was $8.10 million. Net interest income improved from 1996 to 1997 because earning assets increased by $17.2 million. Similarly, the improvement in net interest income from 1995 to 1996 was the result of a $17.0 million increase in average earning assets.

     INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS.   The following table
     ------------------------------------------------
shows the impact that changes in average balances of the Company's assets and liabilities and changes in average interest rates have had on the Company's net interest income over the past three years. This information is presented on a tax equivalent basis (assuming a 34% tax rate). If a change in interest income or expense is attributable to a change in volume and a change in rate, the amount of the change is allocated proportionately.

                                                 INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

                                                           (tax-equivalent basis, in thousands)

                                                                   1997 vs. 1996                            1996 vs. 1995
                                                              Increase (Decrease)                      Increase (Decrease)
                                                                Due to Change in:                        Due to Change in:
                                           ---------------------------------------------------------------------------------
                                                                              Total                                   Total
                                                 Average       Average     Increase       Average       Average    Increase
                                                  Volume          Rate   (Decrease)        Volume          Rate  (Decrease)
                                           ---------------------------------------------------------------------------------
INTEREST INCOME
Interest bearing deposits at banks                $ ----            $1           $1        $ ----           $(1)        $(1)
Federal funds sold                                  (192)           19         (173)           (7)          (57)        (64)
Securities including securities available for sale:
     U.S. Government and agencies                    265           212          477           777            56         833
     State and political subdivisions                ---           ---          ---           ---           ---         ---
     Other securities                                148           (45)         103            35           (22)         13
                                           ---------------------------------------------------------------------------------
Total securities                                     413           167          580           812            34         846
                                           ---------------------------------------------------------------------------------
Loans, including loans held for sale,
   net of unearned income:
     Commercial and construction                    (271)          557          286          (676)         (306)       (982)
     Mortgage                                        958           (74)         884           614           (81)        533
     Installment                                     508             4          512           397            47         444
                                           ---------------------------------------------------------------------------------
Total loans                                        1,195           487        1,682           335          (340)         (5)
                                           ---------------------------------------------------------------------------------
TOTAL INTEREST INCOME                              1,416           674        2,090         1,140          (364)        776
                                           ---------------------------------------------------------------------------------
INTEREST EXPENSE
     Savings deposits                                 81             4           85            91           (31)         60
     Interest bearing transaction accounts            59            (3)          56            37             0          37
     Time deposits                                   211            (6)         205           194           (72)        122
     Short-term borrowings                           183            27          210            51           (13)         38
     Long-term borrowings                             25           (14)          11           (43)           (6)        (49)
                                           ---------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                               559             8          567           330          (122)        208
                                           ---------------------------------------------------------------------------------
Net interest income (tax equivalent basis)           857           666        1,523           810          (242)        568
Tax-equivalent basis adjustment                      ---           ---          ---           ---           ---         ---
                                           ---------------------------------------------------------------------------------
NET INTEREST INCOME                                 $857   $       666       $1,523          $810  $       (242)       $568
                                           =================================================================================

     CONSOLIDATED STATISTICS ON A TAXABLE EQUIVALENT BASIS. The following table shows, for the past three years:

     - the Company's consolidated average balances of assets, liabilities, and stockholders' equity;
     - the average amount of interest-earning assets that the Company held and interest-bearing liabilities for which the Company was obligated during each period; and
     - the Company's net interest spread and net interest income as a percentage of average interest-earning assets.

     The information in this table has been adjusted in two respects. First, the figures for "Loans" include non-accruing loans, which are loans that are not earning interest. As a result, the yield shown for the loan portfolio is less than it would be if it reflected only earning assets. See " -- Interest earned on loans." Second, non-taxable income from investment securities is presented on a tax-equivalent basis. This means that tax-exempt income is adjusted upward by an amount equivalent to the prevailing federal income taxes that the Company would have been required to pay if the income had been fully taxable (assuming a 34% tax rate).


             CONSOLIDATED STATISTICS ON A TAXABLE EQUIVALENT BASIS
(in thousands)
                                                                 1997                      1996                         1995
------------------------------------------------------------------------------------------------------------------------------------
                                                               Interest                  Interest                     Interest
                                                    Average    Income/  Average  Average Income/  Average  Average  Income/  Average
                                                    Balance    Expense  Rate     Balance Expense  Rate     Balance   Expense  Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Interest earning assets:
  Loans, including loans held for sale, net of
    unearned income:
        Commercial and construction                 $52,250   $5,084  9.73%    $55,892  $4,798    8.58%  $63,647  $5,780  9.08%
        Mortgage                                     43,082    3,572  8.29%     31,504   2,688    8.53%   24,257   2,155  8.88%
        Installment                                  26,421    2,375  8.99%     20,774   1,863    8.97%   16,329   1,419  8.69%
-----------------------------------------------------------------------------------------------------------------------------------
    Total loans                                     121,753   11,031  9.06%    108,170   9,349    8.64%  104,233   9,354  8.97%
-----------------------------------------------------------------------------------------------------------------------------------
  Securities including securities available for sale:*
        U.S. government and agencies                 64,882    4,264   6.57%    60,760   3,787    6.23%   48,288   2,954   6.12%
        State and political subdivisions               ----     ----  ---- %      ----    ----   ---- %     ----    ----  ---- %
        Other securities                             15,321      782   5.10%    12,321     679    5.51%   11,647     666   5.72%
----------------------------------------------------------------------------------------------------------------------------------
    Total securities                                 80,203    5,046   6.29%    73,081   4,466    6.11%   59,935   3,620   6.04%
-----------------------------------------------------------------------------------------------------------------------------------
    Interest bearing deposits at banks                   68        2   2.94%       111       1    0.90%      113       2   1.77%
    Federal funds sold                                8,060      440   5.46%    11,556     613    5.30%   11,669     677   5.80%
----------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets                   210,084   16,519   7.86%   192,918  14,429    7.48%  175,950  13,653   7.76%
----------------------------------------------------------------------------------------------------------------------------------
  Non-interest earning assets:
    Cash and due from banks                           8,610                      8,389                     7,886
    Unrealized gains (losses) on securities
       available for sale                               124                          1                      (577)
    Allowance for possible loan losses               (4,078)                    (4,229)                   (5,042)
    Premises and equipment--net                       5,085                      4,838                     5,321
    Other assets                                     10,550                      6,367                     7,397
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                     $230,375                   $208,284                  $190,935
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest bearing liabilities:
    Savings deposits                                $59,805   $1,728   2.89%   $56,984  $1,643    2.88%  $53,764  $1,583   2.94%
    Interest bearing transaction accounts            29,376      581   1.98%    26,373     525    1.99%   24,550     488   1.99%
    Time deposits                                    64,598    3,496   5.41%    60,693   3,291    5.42%   57,087   3,169   5.55%
    Short-term borrowings                            10,833      377   3.48%     5,478     167    3.05%    3,735     129   3.45%
    Long-term borrowings                              2,171      143   6.59%     1,413     132    9.34%    1,875     181   9.65%
----------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities              166,783    6,325   3.79%   150,941   5,758    3.81%  141,011   5,550   3.94%
----------------------------------------------------------------------------------------------------------------------------------
  Non-interest bearing liabilities:
    Demand deposits                                  39,917                     38,079                    34,128
    Other liabilities                                 2,548                      2,407                     2,396
----------------------------------------------------------------------------------------------------------------------------------
    Total non-interest bearing liabilities           42,465                     40,486                    36,524
----------------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity                             21,127                     16,857                    13,400
----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                           $230,375                   $208,284                  $190,935
----------------------------------------------------------------------------------------------------------------------------------
  Net interest income (tax-equivalent basis)                  10,194   4.07%             8,671    3.66%            8,103   3.82%
  Tax-equivalent basis adjustment                                ---                       ---                       ---
----------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                        $10,194                    $8,671                    $8,103
----------------------------------------------------------------------------------------------------------------------------------
  Net interest margin (tax-equivalent basis)                           4.85%                      4.49%                    4.61%
----------------------------------------------------------------------------------------------------------------------------------
*Securities are reported at amortized cost without including the impact of any unrealized gains or losses on securities available for sale.

PAGE 13

     TOTAL INTEREST INCOME.  Total interest income increased from $14.43 million
     ----------------------
in 1996 to $16.52 million in 1997, an increase of $2.09 million. An increase in average assets caused $1.42 million of this increase. The remainder of the increase, or $674,000, is attributable to an increase in yield. Total average interest-earning assets increased from $192.9 million in 1996 to $210.1 million in 1997, representing an increase of $17.2 million resulting from growth in the loan and investment portfolios.

     In 1996, total interest income increased by $776,000 from the $13.65 million reported in 1995. Total average interest-earning assets increased by $16.9 million in 1996 from the $176.0 million reported in 1995. The increase in earning assets in 1996 came from a combination of an increase in total assets and a decline in non-performing assets. The composition of average assets also changed. Average loans outstanding increased by $4.0 million from 1995 to 1996, and average securities increased by $13.2 million in the same time period.

     INTEREST EARNED ON LOANS.  Interest income on total loans increased from
     -------------------------
$9.35 million in 1996 to $11.03 million in 1997, an increase of $1.68 million. Most of this increase, or $1.12 million, is attributable to an increase in loan volume. Average loans increased by 12.6%, from $108.2 million in 1996 to $121.8 million in 1997. The remainder of the increase, or $487,000, was caused by an increase in average yield, due in large part to the collection of $354,000 in interest received on a troubled loan that was paid off in third quarter.

     Interest income on total loans fell slightly from $9,354,000 in 1995 to $9,349,000 in 1996. This decrease in interest income was the net result of a $340,000 decline caused by a decrease in rate, and a $335,000 increase caused by an increase in volume. From 1995 to 1996, the average yield on all loans decreased from 8.97% to 8.64%. Average yields on commercial loans declined 50 basis points, and average yields on mortgage loans declined 35 basis points. (One basis point is equal to one hundredth of one percent.)

     As the volume of the Company's non-performing loans continues to fall, the negative impact of non-performing loans on the Company's interest income is also decreasing. In 1997, the Company had average non-accrual loans of $3.5 million, compared to $5.1 million for 1996, and $6.5 million for 1995. If all of those loans had been current, the Company would have earned $360,000 more interest in 1997, $497,000 more in 1996, and $627,000 more in 1995. Non-accruing loans reduced the yields on total loans presented by 30 basis points in 1997, by 42 basis points in 1996, and by 59 basis points in 1995. If the non-accrual loans were excluded from interest-earning assets, the yield on total earning assets and the net interest spread would increase by 8 basis points for 1997, 20 basis points for 1996, and 29 basis points for 1995.

     INTEREST EARNED ON SECURITIES.  Total interest income on securities
     ------------------------------
increased from $4.47 million in 1996 to $5.05 million in 1997, an increase of $580,000. Most of this increase--$413,000--was due to an increase in volume. The Company purchased $24.4 million in additional securities in 1997, bringing the amount of average securities from $73.1 million in 1996 to $80.2 million in 1997. The rest of the increase--$167,000--was due to an increase in rates.

     In 1996, interest income on securities increased by $846,000 from 1995. This increase also had two components: $812,000 due to an increase in volume, and $34,000 due to an increase in rates.

     TOTAL INTEREST EXPENSE.  Total interest expense increased from $5.76
     -----------------------
million in 1996 to $6.33 million in 1997, an increase of $567,000. An increase in the volume of the Company's interest-bearing liabilities -- from an average of $150.9 million in 1996 to an average of $166.8 million in 1997 -- caused a $559,000 increase in interest expense. The rest of the increase was due to an increase in rates.

     There were three components to the $15.9 million increase in interest-bearing liabilities from 1996 to 1997. First, average interest-bearing deposits increased from $144.1 million to $153.8 million. Second, average short-term borrowings increased from $5.5 million to $10.8 million. Third, the Company's average long-term borrowings increased from $1.4 million to $2.2 million.

     Total interest expense increased by $208,000 from 1995 to 1996. There was an increase of $333,000 due to an increase in volume, but that increase was offset by a decline of $125,000 due to a decrease in rates.

     INTEREST PAID ON DEPOSITS. Average savings accounts increased from $57 million in 1996 to $59.8 million in 1997, an increase of $2.8 million. Interest expense on savings deposits increased from $1.64 million in 1996 to $1.73 million in 1997. The increase in deposit volume caused $81,000 of the increase in interest expense, and an increase in rates caused the remaining $4,000. In comparison, interest expense on savings deposits increased by $60,000 from 1995 to 1996 -- $91,000 from an increase in volume offset by a decrease of $31,000 due to a decrease in rates.

     Average time deposits increased from $60.7 million in 1996 to $64.6 million in 1997, an increase of $3.9 million. Interest expense on time deposits increased from $3.29 million in 1996 to $3.5 million in 1997. An increase in volume caused interest expense to increase by $211,000, but a decline in rate offset that increase by $6,000. In comparison, interest expense on time deposits increased by $122,000 from 1995 to 1996 -- $194,000 due to an increase in volume, offset by a $72,000 decline due to a decline in rate.

     INTEREST PAID ON BORROWINGS. Average long-term borrowings, comprising a repurchase agreement with a five year maturity, a note payable, and High Point's 8.5% Redeemable Subordinated Debentures, were $2.2 million in 1997, an increase of $800,000 from 1996. The composition of the long-term borrowings changed substantially in 1997. In 1996 and 1995, long-term borrowings consisted of a note payable and the Debentures both of which were fully satisfied in 1997. In the latter half of 1997, NBSC borrowed $5 million, using a 5 year repurchase agreement with a 3 year call. See Note 14 on page 51, regarding the note payable, and Note 15 on page 51, regarding the debentures.

     Interest expense on long-term borrowings increased by $11,000 -- $25,000 due to an increase in volume offset by a decrease of $14,000 due to a decrease in rate. In comparison, interest expense on long-term borrowings decreased by $49,000 from 1995 to 1996 -- $43,000 due to a reduction in volume and $6,000 due to a decrease in rate.

     NET INTEREST SPREAD. Net interest spread is the difference between the yield on earning assets and the average cost of funds acquired (interest-bearing liabilities). In 1997, net interest spread was 4.07%, compared to 3.66% in 1996, and 3.82% in 1995. The gross yield on interest-earning assets for 1997 was 7.86%, compared to 7.48% for 1996, and 7.76% for 1995. The cost of interest-bearing liabilities in 1997 was 3.79%, compared to 3.81% for 1996, and 3.94% for 1995.

     The yield on interest-earning assets changed in 1997 primarily because NBSC collected $354,000 of interest owed but not accrued on a troubled loan. A 25 basis point increase in the prime rate early in 1997 also contributed to the increase in yield on earning assets.

     The tax-equivalent net interest margin (net interest income divided by average earnings assets) increased from 4.49% in 1996 to 4.85% in 1997, an increase of 36 basis points. From 1996 to 1995, the tax-equivalent net interest margin decreased by 12 basis points.

     For additional information on yields, see the table entitled "Consolidated Statistics on a Taxable Equivalent Basis" that appears on page 13, particularly the line items for "Total interest earning assets," "Net interest income (tax equivalent basis)," and "Net interest margin (tax equivalent basis)."

PROVISION FOR POSSIBLE LOAN LOSSES.

     The Company has not made a provision for possible loan losses since 1995, when management recorded a provision of $225,000. Net loans recovered in 1997 amounted to $147,000, compared to net loans charged off of $636,000 in 1996 and $850,000 in 1995. NBSC's management has evaluated its allowance for possible loan losses, particularly in light of continued declines in non-performing loans and classified loans, and believes the allowance is adequate at this time. If the Sussex County economy suffers a downturn for any reason, management may add to the allowance for possible loan losses in future periods. For additional information, see Note 5 on page 44, " -- Financial Condition -- Non-performing Assets," and " -- Financial Condition -- The Allowance for Possible Loan Losses."

NON-INTEREST INCOME.

     "Non-interest income" primarily comprises fees, service charges (such as service charges on deposit accounts), and commissions (such as commissions for brokerage and investment planning services). In 1997 High Point also earned non-interest income from insurance policies.

     Non-interest income for 1997 was $2.94 million, an increase of $390,000 (15.3%) over the $2.55 million earned in 1996. A significant source of this increase was insurance. High Point received a total of $256,000 from the proceeds of a life insurance policy covering a former director and from income earned on other insurance policies that the Company purchased as part of its new Executive Supplemental Retirement Plan. For information regarding this benefit plan, see " -- Non-interest Expense -- Salary and employee benefits," and Note 8 on page 46. Non-interest income in 1995 was $2.42 million.

     Service charges on deposit accounts increased by $25,000 in 1997 -- rising from $1.4 million in 1996 to $1.42 million in 1997. In 1996, service charges on deposit accounts increased by $54,000 from the $1.34 million reported in 1995. In both 1996 and 1997, the Company had higher service fee income because NBSC maintained more deposit accounts than in the previous year.

     Other service charges, commissions, and fees increased from $853,000 in 1996 to $954,000 in 1997, an increase of $101,000. The primary source of this increase was NBSC's commissions on annuity sales and investment planning services. These commissions increased from $415,000 in 1996 to $478,000 in 1997. In 1996, other service charges, commissions, and fees increased by $145,000, primarily due to increased commissions from annuity sales and investment planning services.

     In 1997, the Company recorded a loss of $9,000 on the sale of securities and loans. In comparison, such sales resulted in a loss of $19,000 in 1996, and a gain of $53,000 in 1995.

NON-INTEREST EXPENSE.

     Non-interest expense includes salary and employee benefits, facility and equipment expense, operation of other real estate, and miscellaneous fees.
Total non-interest expense increased from $9.1 million in 1996 to $9.24 million in 1997, an increase of $144,000 or 1.5%. In comparison, non-interest expense decreased by $375,000 in 1996 from the $9.47 million recorded in 1995. The increase in non-interest expense from 1996 to 1997 was due to increases in salary and employee benefits and equipment expense (see "-- Salary and employee benefits" and "-- Net occupancy expense"), offset somewhat by declines in rental expenses and cost of operation of other real estate (see "-- Net occupancy expense" and "-- Operation of other real estate").

     SALARY AND EMPLOYEE BENEFITS.  Salary and employee benefits combined
     -----------------------------
constitute the Company's largest non-interest expense. In 1997, the Company paid a total of $4.95 million in salary and employee benefits, which was $370,000 more than the $4.58 million paid in 1996. Salary and employee benefits expense for 1996 was $48,000 less than the $4.62 million reported in 1995.

     Salary expense increased from $3.59 million in 1996 to $3.76 million in 1997, an increase of $170,000, because the Company gave most of its employees merit-based raises. Benefits expense increased from $990,000 in 1996 to $1.19 million in 1997, an increase of $200,000, for three reasons. First, in the fourth quarter of 1996, the Company adopted an Executive Supplemental Retirement Plan. Accruals for benefit obligations for that plan accounted for $104,000 of the increase in benefits expense, but those costs are offset by the income that the Company earned on the underlying insurance policies. See "-- Non-interest Income." Second, in the first quarter of 1997, the Company made several awards, including stock grants, as part of an employee incentive program. These gifts accounted for $27,000 of the increase in benefits expense. Third, the Company's matching contributions to the 401(k) plan increased from $58,000 in 1996 to $85,000 in 1997 because more employees chose to participate in the plan.

     NET OCCUPANCY EXPENSE.  Net occupancy expense decreased from $952,000 in
     ----------------------
1996 to $915,000 in 1997, primarily because the Company paid $14,000 less rent for office space in 1997 than it did in 1996 and incurred fewer maintenance expenses. However, expenses for equipment, such as leased phones, computers, and copying machines, increased from

$552,000 in 1996 to $886,000 in 1997, primarily because the Company upgraded its computer system and software and its telecommunications lines.

     In 1996, net occupancy expense decreased by $14,000 from 1995 levels because of a decrease in rental expense for office space.

     OPERATION OF OTHER REAL ESTATE. "Other real estate" is property that the Company acquires when it forecloses on the collateral for a defaulted loan. See
Note 4 on page 43, and " -- Financial Condition -- Non-Performing Assets -- Other real estate." The net cost of operation of other real estate has three components: net gains or losses from the sale of property for an amount that differs from its carrying value; provisions to the allowance for other real estate or direct writedowns to properties; and operating expenses, such as maintenance of properties and costs incurred on foreclosure. Operating expenses on other real estate are offset by any rental income that the properties generate.

     The Company's net cost of other real estate was $141,000 in 1997, $305,000 in 1996, and $663,000 in 1995. Broken down into its three components, net cost of other real estate changed as follows:

     - Net gains on the sale of other real estate were $48,000 in 1997, compared to $78,000 in 1996, and a net loss of $20,000 in 1995.
     - Provisions to the allowance for other real estate or direct writedowns were $121,000 in 1997, compared to $310,000 for 1996, and $331,000 for
        1995.
     - Net operating expenses on other real estate were $68,000 in 1997, $73,000 in 1996, and $312,000 in 1995.

     In each year, the net cost of operation declined by more than 50% because the Company commenced fewer proceedings and had fewer properties to maintain.

     OTHER EXPENSES. "Other expenses," such as legal fees, FDIC insurance, and marketing, decreased from $2.71 million in 1996 to $2.35 million in 1997, a decrease of $359,000. In 1996, other expenses increased by $32,000, most of which was in legal fees. See Note 18 on page 53 for itemized detail.

     Legal fees declined from $276,000 in 1996 to $186,000 in 1997, a decrease of $90,000. This decline was because of the decline in non-performing assets; the Company needed less legal help with loan workouts, foreclosures, and related matters in 1997 than it did in 1996. In 1996, legal fees increased by $29,000 from the $247,000 reported in 1995.

     The Company's FDIC insurance assessment has decreased steadily, moving from $383,000 in 1995, to $170,000 in 1996, to $23,000 in 1997. Like all FDIC
insured banks, NBSC pays a premium based on its level of capitalization and the degree of concern that it generates among regulators. Premiums range from $0.00 to $0.27 per $100 of insured deposits. Because NBSC has been in sound financial condition over the past few years, NBSC's FDIC premium was effectively eliminated as of January 1, 1997 by being reduced to $0.00 per $100 in deposits. In 1996, NBSC's FDIC insurance premium was reduced from $0.17 to $0.03 per $100 of deposits, which reduced the Company's FDIC insurance expense by 55.6% from 1995 levels. NBSC remains obligated to pay a premium of $0.0128 per $100 in deposits to a federal entity known as the Financing Corporation, which is refinancing the capitalization of the Federal Savings and Loan Insurance Corporation.

     Marketing expense increased from $216,000 in 1996 to $238,000 in 1997, an increase of $22,000. The Company devoted most of its marketing efforts in 1997 to promoting new mortgage products and insurance products. In 1996, marketing expense declined from 1995 levels of $315,000 because management contracted for less advertising than it had in prior years.

     Training expenses and telephone expenses both increased in 1997 as a result of the upgrade of the Company's computer system, software, and telecommunication lines.

     Printing and supply expense increased from $239,000 in 1996 to $249,000 in 1997 because the Company revised and reprinted certain of its forms and brochures to comply with changing regulations. Printing and supply expense in 1995 was $196,000.

                              FINANCIAL CONDITION

DEPOSITS.

     Total deposits increased by $9.5 million during 1997 -- from $188.9 million on December 31, 1996 to $198.4 million on December 31, 1997. In comparison, total deposits increased by $10.6 million during 1996 from 1995 levels of $178.3 million.

     NBSC offers four different types of deposit accounts. From December 31, 1996 to December 31, 1997, these accounts changed as follows:

     - NON-INTEREST BEARING DEMAND ACCOUNTS decreased from $43.1 million to $40.4 million, a decrease of $2.7 million, or 6.3%. Average non-interest bearing deposits increased from $38.1 million to $39.9 million. These deposits as a percent of total deposits decreased from 20.9% in 1996 to 20.6% in 1997. In comparison, non-interest bearing demand accounts increased by $4.8 million from year-end 1995 to year-end 1996.

     - INTEREST-BEARING DEMAND ACCOUNTS increased from $26.6 million to $31.4 million, an increase of $4.8 million, or 18%. In comparison, interest-bearing demand accounts increased by $1.5 million from year-end 1995 to year-end 1996.

     - SAVINGS ACCOUNTS increased from $58.2 million to $61.5 million, an increase of $3.3 million, or 5.7%. Average savings deposits increased from $57.0 million to $59.8 million. In comparison, savings accounts increased by $2.4 million from year-end 1995 to year-end 1996.

     - TIME DEPOSITS increased from $60.8 million to $65.1 million, an increase of $4.3 million, or 7.1%. Time deposits include jumbo CDs, which increased from $6.7 million to $7.6 million. Average time deposits increased from $60.7 million to $64.6 million. In comparison, time deposits increased by $1.7 million from year-end 1995 to year-end 1996.

For additional information on deposits, see the Consolidated Balance Sheet on page 34, and the table entitled "Consolidated Statistics on a Taxable Equivalent Basis" that appears on page 13.

     The average amounts of deposits and the average rates paid on deposits during 1997, 1996, and 1995 are summarized in the following table:

                                      Year Ended                  Year Ended                 Year Ended
                                December 31, 1997           December 31, 1996          December 31, 1995
                             -----------------------------------------------------------------------------------
                                Average       Average       Average      Average       Average       Average
(Dollars in thousands)          Balance        Rate         Balance        Rate        Balance        Rate
----------------------------------------------------------------------------------------------------------------

Non-interest bearing demand
   deposits                      $  39,917       ----      $  38,079        ----   $   34,128         ----
Savings deposits                    59,805       2.89%        56,984       2.88%       53,764         2.94%
Interest bearing transaction
   accounts                         29,376       1.98%        26,373       1.99%       24,550         1.99%
Time deposits                       64,598       5.41%        60,693       5.42%       57,087         5.55%
                             -----------------------------------------------------------------------------------
      Total                      $ 193,696       3.00%     $ 182,129       3.00%   $  169,529         3.09%
                             ===================================================================================

     On December 31, 1997, the Company had outstanding $7.6 million in time certificates of deposit in amounts of $100,000 or more. The following table summarizes the maturity distribution of these CDs.

                                                                                                        Amount
                  Maturity                                                                        (in thousands)
              ---------------                                                                     --------------
              Within 3 months                                                                            $3,066
              Over 3 through 6 months                                                                     1,152
              Over 6 through 12 months                                                                    2,269
              Over 12 months                                                                              1,136
                                                                                                  --------------
                   Total                                                                                 $7,623
                                                                                                  ==============

Short-Term Borrowings

Short-term borrowings primarily are securities sold under agreements to repurchase. These repurchase agreements typically have terms of 30 days, 60 days, 90 days or overnight. The following table provides information regarding securities sold under agreements to repurchase in 1997, 1996 and 1995:


         (in thousands)                                                        1997          1996          1995
-----------------------------                                          -----------------------------------------
Balance at December 31                                                     $  8,201      $  5,054      $  2,959
Interest rate at December 31                                                   4.75%         2.89%         3.52%
Maximum amount outstanding at any month-end during the year               $  18,101      $  8,580      $  5,189
Average amount outstanding during the year                                $  10,805      $  5,479      $  3,735
Weighted average interest rate during the year                                 3.48%         3.04%         3.46%

LOANS.

     TOTAL LOANS AND LOANS BY CATEGORY. NBSC primarily serves Sussex County, New Jersey and the surrounding area. Most of NBSC's borrowers use their loans to acquire and/or develop real estate. When NBSC permits borrowers to use loan proceeds for other purposes, the loans generally are secured by real estate. All of NBSC's borrowers are U.S. residents or entities.

     Total loans increased from $114.6 million on December 31, 1996 to $126.7 million on December 31, 1997, an increase of $12.1 million. During 1996, total loans increased by $9.7 million from 1995 levels of $104.9 million. Demand in consumer and residential real estate lending accounted for most of the increase in the loan portfolio in 1996 and 1997.

     NBSC makes four different types of loans. From December 31, 1996 to December 31, 1997, these loans changed as follows:

     - COMMERCIAL LOANS decreased from $51.1 million to $46.1 million, a decline of $5.0 million, or 9.8%. During 1996, commercial loans decreased by $7.2 million.

     - REAL ESTATE CONSTRUCTION LOANS remained unchanged at $7.0 million. During 1996, real estate construction loans increased by $2.7 million.

     - REAL ESTATE MORTGAGE LOANS increased from $33.4 million to $45.0 million, an increase of $11.6 million, or 34.7%. During 1996, real estate mortgage loans increased by $9.2 million.

     - INSTALLMENT LOANS increased from $23.2 million to $28.6 million, an increase of $5.4 million, or 23.3%. During 1996, installment loans increased by $5.1 million.

For further information regarding the distribution of loans by collateral type and purpose, see Note 3 on page 41.

     The following table shows the composition of the Company's loan portfolio as of December 31 for each of the last five years.

                                                                       December 31,
                                           ---------------------------------------------------------------------
(in thousands)                                      1997          1996         1995          1994          1993
--------------                             ---------------------------------------------------------------------
Commercial*                                      $46,102       $51,065      $58,274       $66,848       $80,829
Real estate--construction                          7,016         6,951        4,300         3,171         4,743
Real estate--mortgage                             44,973        33,401       24,216        21,795        13,658
Installment                                       28,596        23,214       18,073        13,794        11,796
                                           ---------------------------------------------------------------------
     Total                                      $126,687      $114,631     $104,863      $105,608      $111,026
                                           =====================================================================

*includes loans previously accounted for as insubstance foreclosures now included in non-accrual loans according to SFAS No. 114.

     The following table shows the percentage distribution of loans by category as of December 31 for each of the last five years.

                                                                       December 31,
                                              ---------------------------------------------------------------------
                                                    1997          1996         1995          1994          1993
                                              ---------------------------------------------------------------------
Commercial                                            36.39%        44.55%       55.57%        63.30%        72.80%
Real estate--construction                              5.54%         6.06%        4.10%         3.00%         4.27%
Real estate--mortgage                                 35.50%        29.14%       23.09%        20.64%        12.30%
Installment                                           22.57%        20.25%       17.24%        13.06%        10.63%
                                              ---------------------------------------------------------------------
     Total                                           100.00%       100.00%      100.00%       100.00%       100.00%
                                              =====================================================================


     A lender has a "loan concentration" when it has loans outstanding to a number of borrowers that are engaged in similar activities. When several borrowers are in the same industry, they are likely to be affected by economic or other related influences in the same way. For example, if the real estate market in a region deteriorates, all real estate developers in that region are likely to suffer. At December 31, 1997, NBSC had concentrations of loans exceeding 10% of total loans outstanding in two categories: loans secured by 1-4 family residential properties, and loans secured by nonfarm residential properties. For additional information, see Note 3 on page 41.

     MATURITIES AND INTEREST RATES. The following table shows the maturity rates of the Company's commercial and real estate construction loans based on loan terms in effect at December 31, 1997. The Company may extend the maturity of any particular loan after considering whether the borrower remains creditworthy. The table also shows the volume of commercial and real estate construction loans that have predetermined fixed rates and the volume that have floating or adjustable rates.

                                                                        After one
                                                            Within      but within   After five
              (in thousands)                               one year     five years      years         Total
              ---------------                            -------------------------------------------------------
     Types of Loans:
        Commercial                                             $15,969      $19,952       $10,181      $ 46,102
        Real Estate--construction                                5,338          375         1,303         7,016
                                                         -------------------------------------------------------
          Total                                                $21,307      $20,327       $11,484       $53,118
                                                         =======================================================

     Amount of such loans with:
        Predetermined rates                                    $10,698      $15,130       $ 5,162      $ 30,990
        Floating or adjustable rates                            10,609        5,197         6,322        22,128
                                                         -------------------------------------------------------
          Total                                                $21,307      $20,327       $11,484       $53,118
                                                         =======================================================

     LOAN TO DEPOSIT RATIO. The loan to deposit ratio at year-end 1997 was 63.8%, compared to the 1996 level of 60.7% and the 1995 level of 58.8%. Management reviews this ratio frequently in an effort to maintain an optimal balance between loans (which generate income) and deposits (which provide liquidity).

     LOANS SOLD OR HELD FOR SALE.  From time to time in the ordinary course of
     ----------------------------
business, management identifies certain loans that it may sell rather than hold to maturity. These loans are referred to as "loans held for sale." The Company sells loans in the secondary market for two reasons. First, the sale of loans generates cash to support operations and to fund new loan demand. See "-- Financial Condition -- Liquidity." Second, the sale of loans helps to manage interest rate risk. If NBSC is holding long-term mortgages and interest rates begin to increase steadily, management may choose to sell some of those mortgages so that NBSC can replace them with assets that earn the new higher market rate.

       The Company generally designates real estate mortgage loans as loans held for sale, although all of the loans designated "held for sale" at December 31, 1996 and December 31, 1997 were student loans. At December 31, 1997, the Company had loans held for sale with both a face amount and an aggregate market value of approximately $88,000. At December 31, 1996, loans held for sale had a face amount and aggregate market value of approximately $178,000. At year-end 1995, the Company had loans held for sale with a face amount of $621,000 and an aggregate market value of $628,000. The Company's balance sheet shows loans held for sale at their market value.

     The Company did not sell any mortgage loans during 1997, compared to sales of $500,000 during 1996, and $3.6 million during 1995. The Company maintains the servicing rights on the mortgage loans (but not the student loans) that it sells. At December 31, 1997, the Company was servicing $40.2 million in mortgage loans previously sold, compared to $46.2 million in mortgage loans serviced at December 31, 1996, and $53.7 million at year-end 1995.

     NEW LOANS.  New commercial and real estate construction loans totaled $19.5
     ----------
million in 1997, compared to $20.5 million during 1996, and $16.5 million during 1995. As of year-end 1997, commercial and real estate construction loans constituted 42% of total loans outstanding, compared to 51% in 1996, and 60% in 1995.

     The Company recorded $11.6 million in new residential mortgage loans (net of repayments) during 1997, compared to $9.7 million in net new residential mortgages in 1996 and $6.3 million in 1995. By year-end 1997, mortgage loans constituted 35.5% of total loans outstanding, compared to 29.1% in 1996, and 23.1% at year-end 1995.

     Installment loans comprise second mortgages, home equity loans, automobile loans, and other consumer debt. NBSC recorded $5.4 million new installment loans (including draws on home equity lines of credit) during 1997, compared to $5.1 million new installment loans in 1996, and $4.3 million in 1995. Most of the new loans recorded in 1997 were second mortgages.

     RISKS.   Each type of loan that NBSC makes presents one or more unique
     ------
risks. For example, NBSC's ability to recover commercial and real estate construction loans is affected by the strength of the real estate market. In a weak real estate market, borrowers may be unable to complete projects and repay their loans. If the Company forecloses in that weak market, it may not fully recover its investment when it sells the collateral.

     Real estate mortgages present two types of risk. First, in an economic downturn with high unemployment and low real estate values, borrowers may have difficulty repaying their loans. If the Company forecloses, it may not be able to recover its entire investment. The Company tries to mitigate this risk by requiring a certain loan-to-value ratio (generally between 75% and 80%) before extending a mortgage loan. The second type of risk relates to changes in market interest rates. When interest rates decline, a borrower may refinance a high interest mortgage and repay the original loan ahead of schedule. When a borrower pays off a loan early, the lender recovers its principal investment, but does not earn the expected net interest margin. The Company manages this risk by changing the volume of mortgage loans that it sells in response to changes in interest rates. See "-- Loans sold or held for sale."

     Each type of installment loan presents a unique risk. Home equity loans generally are secured either by first or second liens on residential property.
A loan that is secured by a second lien inherently has more risk than a loan secured by a first lien; in the event of a foreclosure, the first lienholder will be repaid in full before the second lienholder can begin to recover on its claim. Other consumer debt that is secured by movable property (such as a car) or is unsecured presents the risk that the lender will have trouble recovering any of the loan if the borrower does not make payments. Only 2.9% of the Company's total loans outstanding at year-end 1997 are unsecured or are secured by collateral that a borrower can move or hide easily. The Company mitigates the risk of such loans by following strict approval standards during the lending process.

     LOANS FOR REAL ESTATE CONSTRUCTION AND LAND DEVELOPMENT. Total loans outstanding at year-end 1997 to finance real estate construction and land development were $8.24 million, compared to $8.17 million at year-end 1996, and $7.47 million at year-end 1995. As of December 31, 1997, the Company has $8.5 million in commitments outstanding to fund real estate construction and land development loans. The Company does not normally finance, or participate in the financing of, large commercial real estate projects beyond Sussex County and the immediately surrounding areas.

     Based on its continuing review of real estate construction loans, management expects that some borrowers will be unable to repay their loans in accordance with the terms of their loan agreements. Management has provided specific reserves for these loans as deemed necessary.

     During 1997, 1996, and 1995, the Company recorded the following charge-offs in connection with real estate-related loans:

Type of loan charged off (in thousands)                           1997         1996          1995
                                                         -----------------------------------------
Land development/construction - residential                      $ ---        $ ---           $16
Land development/construction - commercial                         ---          ---            70
Permanent commercial real estate loans                              25          764           721
                                                         -----------------------------------------
                                                                   $25         $764          $807
                                                         =========================================

     CHARGE-OFFS AND RECOVERIES. In 1997, net loans recovered amounted to $147,000, compared to net charge-offs of $636,000 in 1996, and $850,000 in 1995.
"Net loans charged off (recovered)" comprises gross loans charged off, less amounts collected on loans charged off in prior periods. Net charge-offs (recoveries) as a percent of average loans outstanding were (0.12%) for 1997, 0.59% for 1996, and 0.82% for 1995. For additional information on charge-offs and recoveries, see Note 5 on page 44.

NON-PERFORMING ASSETS.

     Total non-performing assets were $4.4 million in 1997, a decrease of $1.1 million from 1996, because non-performing loans decreased from $4.4 million at year-end 1996 to $3.3 million at year-end 1997. During 1996, total non-performing assets decreased by $4.0 million -- $2.4 million from a decline in non-performing loans, and $1.6 million from a decline in other real estate.

     The following table itemizes non-performing assets as of December 31 of each of the past five years:

                                                                       December 31,
                                           ---------------------------------------------------------------------
(in thousands)                                      1997          1996         1995          1994          1993
--------------                             ---------------------------------------------------------------------
Non-performing loans:
   Renegotiated loans*                              $413          $505         $884        $4,164        $2,894
   Loans past due over 90 days                         4           ---          156           289           184
   Loans on non-accrual                            2,843         3,850        5,744         8,435        16,229
                                           ---------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS                         3,260         4,355        6,784        12,888        19,307
Other real estate                                  1,110         1,136        2,741         4,606         3,967
                                           ---------------------------------------------------------------------
TOTAL NON-PERFORMING ASSETS                       $4,370        $5,491       $9,525       $17,494       $23,274
                                           =====================================================================
Allowance for possible loan losses                $4,120        $3,973       $4,609        $5,234        $5,419
                                           =====================================================================

Allowance for possible loan losses
    as a percent of:
       Total loans                                  3.25%         3.47%        4.40%         4.96%         4.88%
       Non-performing loans                       126.38%        91.23%       67.94%        40.61%        28.07%
Non-performing loans as a percent
    of total loans                                  2.57%         3.80%        6.47%        12.20%        17.39%

*Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt
Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

     NON-PERFORMING LOANS.  Non-performing loans as a percent of total loans
     --------------------
outstanding was 2.6% at year-end 1997, compared to 3.8% at year-end 1996, and 6.5% at year-end 1995. There are three types of non-performing loans: loans that are past due 90 days or more, non-accrual loans, and renegotiated loans.

     Federal banking regulators have created other designations, such as "other assets especially mentioned" and "substandard," for certain loans that appear to warrant particular attention. Every non-performing loan is in one of these categories, as well as certain performing loans. At December 31, 1997, NBSC had $1.5 million in performing loans classified as "other assets especially mentioned," and $6.6 million in performing loans classified as "substandard." NBSC did not have any loans that fit within the regulators' other "adverse" categories. The Company is not aware of any loan outstanding as of December 31, 1997, other than those loans already designated "other assets especially mentioned" or "substandard," that is likely to become non-performing in the future.

     Note 3 on page 41 compares the interest that would have accrued if all of NBSC's non-performing loans had been current to the interest income that NBSC actually realized.

     Past due loans.  If a commercial or real estate mortgage loan is in default
     --------------
for 90 days or more because the borrower failed to pay either principal or interest, NBSC will stop accruing interest on the loan unless the loan meets two criteria. First, there must be sufficient collateral to cover the defaulted principal and interest payments. Second, management must be confident that the loan will be satisfied in the near future -- either because NBSC intends to foreclose or because the borrower has arranged to pay off the loan with funds from a third party. NBSC generally charges off installment loans entirely when principal and interest payments are four months in arrears.

     Non-accrual loans.  If NBSC stops accruing interest on a past due loan,
     -----------------
that loan is then classified as "non-accrual." Loans on non-accrual declined from $3.8 million in 1996 to $2.8 million in 1997, a decrease of $1.0 million. In 1995, NBSC had loans totaling $5.7 million designated "non-accrual." At December 31, 1997, NBSC did not have any individual loans outstanding of more than $500,000 that were classified as non-accrual.

     All of NBSC's outstanding non-accrual loans are secured. Commercial property secures 75%, or $2.1 million, of these loans, and residential first mortgages secure 18%, or $513,000 of these loans. The remaining 7%, or $187,000, in non-accrual loans are secured by miscellaneous assets such as second mortgages on residential and commercial property.

     Once a loan is charged off or deemed "non-accrual," management generally reverses interest which was previously accrued but not paid on the loan and takes a charge against earnings for the period in which the loan is placed in non-accrual status. Management will refrain from reversing and charging off interest only if it determines that the loan is adequately secured as to principal and interest. Once management has charged off interest on a loan, NBSC will record interest income on that loan only as payments are received; NBSC will not record interest that is owed but is not actually paid.

     Renegotiated loans.  NBSC accounts for its renegotiated loans in one of two
     ------------------
ways, depending upon the date the loans were restructured. All loans that were renegotiated prior to January 1, 1995 are accounted for as described in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," also known as SFAS No. 15. Loans renegotiated from and after January 1, 1995 are accounted for as described in Statement of Financial Accounting Standards No. 114, "Accounting for Impairment of Loans"("SFAS No. 114"). SFAS No. 114 superceded SFAS No. 15, but did not require lenders to change accounting practices for renegotiated loans already on their books.

       As of December 31, 1997, NBSC accounts for $413,000 in renegotiated loans under SFAS No. 15, compared to $505,000 as of December 31, 1996, and $884,000 as of December 31, 1995. The volume of these loans declined because borrowers have been making payments under the renegotiated terms. No loan accounted for under SFAS No. 15 is past due as of December 31, 1997.

     As of December 31, 1997, NBSC accounts for its remaining $667,000 in renegotiated loans under SFAS No. 114, compared to $583,000 as of December 31, 1996, and $648,000 as of December 31, 1995. All of NBSC's loans accounted for under SFAS No. 114 are current (based on their renegotiated terms) as of December 31, 1997.

     If a loan is renegotiated, management will record interest that accrues as current income, but only at the renegotiated rate and only to the extent that management believes that such interest is collectible.

     OTHER REAL ESTATE.  "Other real estate" is property that the Company
     -----------------
acquires when it forecloses on the collateral for a defaulted loan. At December 31, 1997, other real estate was $1.11 million, which is only slightly less than the amount recorded at year-end 1996. Most of this property was commercial real estate. During 1997, the Company sold $107,000 in other real estate, and acquired $81,000 in property designated as other real estate.

     Management obtains an appraisal on other real estate when the Company takes title to the property unless it already has a contract of sale or an appraisal that conforms to regulatory guidelines. Thereafter, the Company obtains and reviews appraisals as often as required by regulatory guidelines, generally every two years.

     When the Company acquires other real estate, or obtains a new appraisal on other real estate that it already owns, management records the carrying value of the property as the appraised value less estimated costs of disposition. If a new parcel of other real estate is appraised at less than the outstanding balance of the loan it secured, the difference is charged to the allowance for possible loan losses when the property is recorded as other real estate. If other real estate is reappraised and the new carrying value is less than the carrying value on the Company's books, management makes an appropriate downward adjustment. Based on management's continuing review of market conditions and updated appraisals of other real estate, the Company will charge any further deterioration of market value to the net cost of operation of other real estate. For 1997, there were no charge-offs on other real estate.

     When the appraised fair value of a parcel of other real estate does not include certain costs of disposition, the Company establishes a specific reserve or allowance for other real estate. Management will make a charge-off to that reserve when the Company actually incurs disposition costs. In 1997, provisions to the allowance for other real estate were $121,000, and charge-offs against the allowance were $50,000. See Note 1 on page 39, under the heading "Other real estate."

     None of the Company's other real estate at December 31, 1997 was valued in excess of $1,000,000, but two properties are valued at more than $500,000. These properties had an aggregate carrying value of $1.05 million, and comprise 95% of other real estate.

THE ALLOWANCE FOR POSSIBLE LOAN LOSSES.

     The allowance for possible loan losses at year-end 1997 was $4.1 million, an increase of $147,000 from the year-end 1996 allowance of $4.0 million. The allowance includes recoveries on previously charged off loans, and the Company recovered a net amount of $147,000 in 1997. At year-end 1995, the allowance for possible loan losses was $4.6 million.

     The allowance for possible loan losses represents 3.25% of total loans outstanding at December 31, 1997, and 126.4% of outstanding non-performing loans. In comparison, the allowance for possible loan losses was 3.47% of total loans outstanding and 91.2% of non-performing loans at year-end 1996, and 4.4% of total loans outstanding and 67.9% of non-performing loans at year-end 1995. The amount of the allowance relative to non-performing loans increased during 1997 because non-performing loans declined while the allowance increased slightly.

     SETTING AND EVALUATING THE ALLOWANCE FOR POSSIBLE LOAN LOSSES.  Each
     -------------------------------------------------------------
quarter, management makes a recommendation to NBSC's Board of Directors about the appropriate level of the allowance for possible loan losses. Management considers a variety of risk characteristics and economic factors when it formulates its recommendation, including:

     -  local, state, and national economic conditions;
     - trends in NBSC's loan portfolio compared to trends experienced by national peers and local competition;
     - the experience level of NBSC's lending officers and the quality of NBSC's loan monitoring systems;
     - whether the level of the allowance conforms to internal and regulatory policies and procedures;
     - whether NBSC has a concentration of loans in a particular industry or secured by a particular type of collateral;
     -  delinquency trends;
     - adequacy of the existing allowance in light of historical loss experience; and

     -  results of a quarterly review of certain loans by unaffiliated experts.

Management's quarterly evaluation takes place in three steps.

     First, management reviews each troubled loan. This review enables management to estimate future losses for every loan that is classified as "other assets especially mentioned" or "substandard." (These terms are explained under the heading "-- Non-Performing Assets -- Non-performing loans.") This review assesses the potential loss on each credit in excess of $100,000 after considering the value of the underlying collateral, present and prospective conditions that could affect performance, and recent payment history. When management identifies a probable loss, it charges off the related loan to the extent of the estimated losses. Management also may establish specific reserves for troubled loans.

     Second, management uses the information generated by the independent loan review to monitor the status of larger non-criticized loans for changes and developments that could affect future collectibility.

     Third, management makes a general assessment of the potential for loan losses in performing loans and off balance sheet credit commitments based on historical and projected collection statistics. This review does not focus on specific loans, but instead considers groups of loans with similar characteristics.

     Management believes that it has identified the risk in the loan portfolio and that the loan loss reserve is adequate on December 31, 1997. Management also believes that the allowance is adequate to absorb additional or unanticipated losses. Nevertheless, the Company could sustain losses that could be substantial in relation to the size of the allowance for possible loan losses.

     CHANGES IN THE ALLOWANCE FOR POSSIBLE LOAN LOSSES. The following table shows the changes in the allowance for possible loan losses over the past five years.


                                                                       December 31,
                                           ---------------------------------------------------------------------
(in thousands)                                      1997          1996         1995          1994          1993
--------------                             ---------------------------------------------------------------------
Allowance for possible loan losses:
     Beginning balance*                           $3,973        $4,609       $5,234        $5,419        $6,066
                                           ---------------------------------------------------------------------
     Loans charged off:
          Commercial*                                 95           933        1,153         1,677         1,803
          Real estate--construction                  ---           ---           86           254            17
          Real estate--mortgage                       15            91          143           189            40
          Installment                                 69            74           89           135           260
                                           ---------------------------------------------------------------------
               Total loans charged off               179         1,098        1,471         2,255         2,120
                                           ---------------------------------------------------------------------

     Recoveries:
          Commercial                                 242           328          560           636           886
          Real estate--construction                  ---            13            9            16            84
          Real estate--mortgage                        4             2            3            27             1
          Installment                                 80           119           49            64           166
                                           ---------------------------------------------------------------------
               Total Recoveries                      326           462          621           743         1,137
                                           ---------------------------------------------------------------------
                   Net charge-offs:                 (147)          636          850         1,512           983
      Provision for possible loan losses
           charged to operations*                    ---           ---          225         1,327           336
                                           ---------------------------------------------------------------------
      Ending balance                              $4,120        $3,973       $4,609        $5,234        $5,419
                                           =====================================================================

*Prior years balances, charge-offs and provisions adjusted for restatement of insubstance foreclosure reserves to the allowance for possible loan losses per the requirements of SFAS No 114.

     ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES. The following table shows how the allowance for possible loan losses is allocated among the various types of loans that NBSC has outstanding. This allocation is based upon management's specific review of the credit risk of the outstanding loans in each category, as well as historical trends.

                                                               December 31,
                                -------------------------------------------------------------------------
(in thousands)                        1997                 1996             1995        1994      1993
-------------                   --------------------------------------------------------------------------
Commercial                          $3,861                $3,714           $4,318      $4,947    $4,832
Real estate--construction               17                    17                4          81       319
Real estate--mortgage                   92                   103              192         129       107
Installment                            150                   139               95          77       161
                                --------------------------------------------------------------------------
   Total                            $4,120                $3,973           $4,609      $5,234    $5,419
                                ==========================================================================

     USE OF ESTIMATES. Some items in the Company's financial statements are based on informed estimates. The most significant of these estimates is the allowance for possible loan losses. Although management uses the most complete and current information available when it evaluates whether borrowers will be able to repay their loans, dramatic changes in the economy, and the related changes in things like market values and borrowers' financial prospects, can, in hindsight, make management's assumptions unreliable. If the real estate market deteriorates, the allowance for possible loan losses may not be sufficient to absorb the losses that NBSC will suffer. Conversely, if the economy booms and NBSC's borrowers are successful, the allowance for possible loan losses may be unnecessarily high.

SECURITIES PORTFOLIO.

     The following table shows the carrying value of the Company's securities portfolio as of the end of each of the last three years. Some securities are designated as "held to maturity." Since the Company intends to keep those securities, their value is stated at cost, adjusted for amortization of premium and accretion of discounts. Securities designated "available for sale" are stated at their fair value.


                                                                                           December 31,
                                                                       -----------------------------------------
              (in thousands)                                                   1997          1996          1995
              ---------------                                          -----------------------------------------
              U.S. treasury securities and obligations of
                 U.S. government corporations and
                 agencies:
                 Held to Maturity                                            $3,492        $3,004        $3,514
                 Available for sale                                          26,475        31,011        26,449
              Obligations of states and political subdivisions:
                 Held to Maturity                                               ---           ---           ---
                 Available for sale                                             ---           ---           ---
              Mortgage-backed securities, agency issued:
                 Held to Maturity                                            21,274        19,663        11,878
                 Available for sale                                          21,124        15,367        19,011
              Vanguard money market fund:
                 Held to Maturity                                               ---           ---           ---
                 Available for sale                                           3,790         5,855         3,289
              Other investments:
                 Held to Maturity                                               ---           ---           ---
                 Available for sale                                           1,465         1,342           555
                                                                       -----------------------------------------
              Total securities                                              $77,620       $76,242       $64,696
                                                                       =========================================


     There is little credit risk in the Company's securities portfolio because all of the securities are issued by the U.S. Treasury or by a U.S. government agency except for $60,000 in common stock of a publicly traded company. However, the Company's portfolio is subject to several types of risk that are triggered by changes in market interest rates.

     First, the Company owns U.S. Treasury Notes and debentures issued by various government agencies. These instruments bear a fixed rate of interest, which causes "interest rate risk." If the Company holds fixed rate debt while interest rates are rising, the Company will be earning less than a market rate on its investment. To mitigate this risk, the Company has a policy of not acquiring fixed rate instruments with a maturity of more than five years except for tax-exempt securities of which we have none.

     Second, the Company owns a limited number of "Agency callables," which are securities issued by government agencies redeemable by the issuer before maturity. These instruments present both "interest rate risk" and "option risk." Interest rate risk is triggered by rising interest rates. If rates increase after the Company purchases a fixed rate callable, the Company will have an investment that earns less than market rates. Declining interest rates trigger option risk. If market rates fall, issuers of callable fixed rate instruments may redeem them before maturity, which will give the Company a return on its investment that is less than originally expected. Again, the Company mitigates these risks by buying only callables with maturities of seven years or less.

     Third, the Company owns a $42.4 million portfolio of mortgage-backed securities issued by government agencies. This portfolio consists of $4.2 million in collateralized mortgage obligations and $38.2 million in mortgage-backed pass-through securities. These securities are also subject to risk when interest rates rise or fall. When interest rates are fairly constant, borrowers prepay mortgages, and issuers of mortgage-backed securities prepay their holders, at a predictable rate. Dramatic changes in interest rates will alter the projected pace of mortgage prepayments and the related payments to the holders of mortgage-backed securities. When interest rates decline, borrowers may choose to prepay their mortgages at a faster pace so that they can refinance. These prepayments reduce the yield on the related securities. Conversely, when interest rates increase, borrowers may refrain from prepaying at the expected rate, which slows the flow of cash to holders of the related securities. The Company manages "prepayment risk" by buying mortgage-backed securities with a variety of coupon rates, and minimizes its "extension risk" by purchasing the majority of its mortgage-backed securities with balloon payments and original maturities no greater than seven years.

     The following table shows the maturity and the weighted average yields for the Company's securities portfolio at December 31, 1997. Securities appear in their respective maturity categories based on contractual maturities, although mortgage-backed securities are shown in the one-year category. The Company has not attempted to anticipate prepayments, "calls," or refinancings, which would reduce or extend scheduled maturities. All securities are shown at their amortized cost.

                                                           After one    After five
                                              Within      but within    but within    After ten
(dollars in thousands)                       one year     five years    ten years       years         Total
----------------------------------------------------------------------------------------------------------------
U.S. treasury securities and obligations of
   U.S. government corporations and
   agencies, available for sale
   Amount                                         $6,471       $19,737          ---           ---       $26,208
   Yield                                           6.26%         6.39%          ---           ---         6.36%
U.S. treasury securities and obligations of
   U.S. government corporations and
   agencies, held to maturity
   Amount                                            500         1,994          998           ---         3,492
   Yield                                           7.90%         6.73%        7.03%           ---         6.98%
Mortgage-backed securities, available for sale
   Amount                                         21,155           ---          ---           ---        21,155
   Yield                                           7.02%           ---          ---           ---         7.02%
Mortgage-backed securities, held to
      maturity
   Amount                                         21,274           ---          ---           ---        21,274
   Yield                                           6.79%           ---          ---           ---         6.79%
Vanguard money market fund, available for sale
   Amount                                          3,790           ---          ---           ---         3,790
   Yield                                           5.02%           ---          ---           ---         5.02%
Other investments, available for sale
   Amount                                          1,454           ---          ---           ---         1,454
Yield                                              2.12%           ---          ---           ---         2.12%
                                           ---------------------------------------------------------------------

Total securities
   Amount                                        $54,644       $21,731         $998     $     ---       $77,373
   Yield                                           6.64%         6.42%        7.03%                       6.54%
                                           =====================================================================


LIQUIDITY.

     "Liquidity" measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. The Company is liquid when NBSC has the cash available to meet the borrowing and cash withdrawal requirements of customers and the Company can pay for current and planned expenditures and satisfy its debt obligations.

     LIQUIDITY AT NBSC. NBSC funds loan demand and operational expenses from five sources:

     -  Net income.

     -  Deposits.

     - Sales of loans, securities, and overnight funds. At year-end 1997, NBSC had $52.9 million of securities designated "available for sale," $88,000 in loans designated "held for sale," and $11.2 million in overnight funds.

     - Overnight pledges. NBSC has an arrangement with a brokerage firm that enables NBSC to pledge securities in exchange for an overnight loan equal to 97% of the value of securities pledged.

     - Borrowing overnight funds. NBSC is a member of the Federal Home Loan Bank of New York. One membership benefit is that NBSC can borrow overnight funds -- up to $11.7 million as of December 31, 1997.

Management believes that NBSC's current level of liquidity is sufficient to meet its current and anticipated operational needs.

     LIQUIDITY AT HIGH POINT. At December 31, 1997, High Point had $25,000 in cash and $115,000 in overnight funds available to meet its general liquidity needs. High Point needs cash to fund its debt obligations and to pay printing expenses and fees for legal, auditing and other services.

     In the first half of 1997, High Point's major cash flow requirements were to meet the monthly principal and interest payments on its outstanding note payable, which was scheduled to mature on January 2, 1998, and to satisfy its outstanding 8.5% Redeemable Subordinated Debentures, which were scheduled to mature on March 1, 1997. High Point satisfied its obligations under the debentures when they matured, and paid off the note payable during the second quarter of 1997, which effectively eliminated all of High Point's long-term debt. For more information, see Note 15 on page 51 regarding the debentures, and Note 14 on page 51 regarding the note payable.

     High Point's cash flow comes from three sources. First, High Point receives dividends from its subsidiary, NBSC. For example, in the second quarter of 1997, NBSC paid a dividend of $500,000 to High Point to enable High Point to satisfy its outstanding debt, and paid dividends of $200,000 to satisfy legal, audit, and miscellaneous fees and printing expenses. Second, High Point can generate cash by selling securities. As of December 31, 1997, High Point had equity securities with a market value of $17,000 designated "available for sale." Third, High Point owns land that is available for sale. For more information on this land, see Note 6 on page 44. Management believes that High Point's current level of liquidity is sufficient to meet its current and anticipated operational needs.

MARKET RISK.

     NBSC originates and invests in interest-earning assets and solicits interest-bearing deposit accounts, so interest rate fluctuations could have a dramatic effect on NBSC's operations. When interest rates change, the rates on NBSC's interest-bearing assets and liabilities also may change, although not necessarily by the same amounts or in the same proportion. In addition, interest rate fluctuations may cause borrowers to prepay loans or depositors to withdraw deposited funds, which will alter the Company's mix of interest-bearing assets and liabilities.

     For NBSC, interest rate risk is the risk that earnings and/or net portfolio value will change when interest rates change. As further discussed below, "net portfolio value" is the present value of expected future cash flows from assets, less the present value of expected cash flows of liabilities. The principle objective of NBSC's asset/liability management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk.

     NBSC monitors and controls interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as "gap analysis") and an interest rate risk sensitivity model.
With the interest rate risk
sensitivity model, NBSC projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. NBSC also uses the risk sensitivity model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging NBSC's interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or "interest rate sensitivity gap") between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

     Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of:

     - how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates;
     -  future cash flows; and
     -  discount rates.

     Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Like sensitivity modeling, gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures.

     Changes in the estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore, these techniques may not accurately reflect the impact of general interest rate movements on NBSC's net interest income or net portfolio value.

     The starting point (or "base case") for the following table is an estimate of NBSC's net portfolio value at December 31, 1997 using current discount rates, and an estimate of net interest income for 1998 assuming that both interest rates and NBSC's interest-sensitive assets and liabilities remain at December 31, 1997 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 1997 and net interest income for 1998 assuming fluctuations (or "rate shocks") of plus 100 and 200 basis points and minus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately, and that a particular change in interest rates has a uniform impact on all interest-sensitive assets and liabilities, without regard to when particular assets and liabilities will mature or reprice. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward looking statement within the meaning of that term as set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.



                                                Net Portfolio Value at December 31, 1997         Net Interest Income for 1998
                                      ---------------------------------------------------------------------------------------
                                                                   Percent                                      Percent
                                                                   Change                                       Change
                                                                    From                                         From
Rate Scenario                                Amount               Base Case               Amount               Base Case
-----------------------------------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
+200 basis point rate shock                        $14,015                (34.4)%                $10,629                  8.2%
+100 basis point rate shock                        $17,716                (17.1)%                $10,224                  4.1%
  Base case                                        $21,377                                       $ 9,819
-100 basis point rate shock                        $23,020                   7.7%                $ 9,414                 (4.1)%
-200 basis point rate shock                        $25,258                  18.2%                $ 8,924                 (9.1)%

     The following table sets forth, as of December 31, 1997, certain information regarding the Company's interest-earning assets and interest-bearing liabilities, interest rate sensitivity gap, and interest rate sensitivity gap ratio. An asset or liability is shown as "rate-sensitive" during a particular period if it will mature or if it could be repriced during that period. Investment securities and securities available for sale (including mortgage-backed securities and callable securities) are shown by maturity date. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at NBSC regardless of market interest rates. Therefore, 80% of the interest-bearing demand deposits and 75% of the savings deposits are shown as maturing or repricing in the "after 1 but within 5 years" column.

                                                                Maturing or Repricing
                                   ---------------------------------------------------------------------------------------
(in thousands)
--------------                                        After 3        After 6
                                   Within three      months but     months but    Total       After 1 but
December 31, 1997                     months          within 6       within 1     Within 1      within      After 5      Total
                                                       months         Year        Year         5 years       Years
-----------------------------      ----------------------------------------------------------------------------------------------
Interest earning assets:
   Loans                                  31,233         5,201       10,679       $47,113       $31,373     $45,358     $123,844
   Loans held for sale                        88            --           --            88           ---         ---           88
   Investment securities                     500            --           --           500        10,532      13,734       24,766
   Federal funds sold                     11,200            --           --        11,200           ---         ---       11,200
   Securities available for sale           7,569         4,983           --        12,552        23,839       16,463      52,854
                                   ----------------------------------------------------------------------------------------------
Total earning assets                      50,590        10,184       10,679        71,453        65,744      75,555      212,752
Non-earning assets                                                                                           23,576       23,576
                                   ----------------------------------------------------------------------------------------------
Total Assets                              50,590        10,184       10,679        71,453        65,744      99,131      236,328
                                   ----------------------------------------------------------------------------------------------
Interest bearing liabilities:
Deposits:
   Interest bearing demand                 1,572         1,572        3,144         6,288        25,159         ---       31,447
   Savings accounts                        3,843         3,843        7,686        15,372        46,126         ---       61,498
   Jumbo certificates                      3,174         1,152        2,161         6,487           791         345        7,623
   Other time deposits                    16,040        14,291       14,066        44,397        11,606       1,493       57,496
                                   ----------------------------------------------------------------------------------------------
 Total interest bearing deposits          24,629        20,858       27,057        72,544        83,682       1,838      158,064
                                   ----------------------------------------------------------------------------------------------
Borrowings:
   Repurchase agreements                   8,201          ---           ---         8,201           ---         ---        8,201
   Long-term debt                            ---          ---           ---           ---         5,000         ---        5,000
                                   ----------------------------------------------------------------------------------------------
      Total borrowings                     8,201           ---          ---         8,201         5,000         ---       13,201
                                   ----------------------------------------------------------------------------------------------
Non-interest bearing
demand deposits                              ---           ---          ---           ---           ---      40,366       40,366
Other Liabilities                            ---           ---          ---           ---           ---       2,354        2,354
Stockholders' equity                         ---           ---          ---           ---           ---      22,343       22,343
                                   ----------------------------------------------------------------------------------------------
Total liabilities and equity              32,830        20,858       27,057        80,745        88,682      66,901      236,328
                                   ==============================================================================================
Interest rate sensitivity gap            $17,760      ($10,674)    ($16,378)      ($9,292)     ($22,938)    $32,230         $ -%
                                   ==============================================================================================
Cumulative rate sensitivity gap          $17,760        $7,086      ($9,292)      ($9,292)     ($32,230)        $ -          $ -%
                                   ==============================================================================================

Interest rate sensitivity
gap ratio                                154.10%        48.83%       39.47%        88.49%        74.13%     148.18%         ---%
Cumulative interest rate
sensitivity gap ratio                    154.10%       113.20%       88.49%        88.49%        80.98%     100.00%         ---%

       In the third quarter of 1997, NBSC engaged in a set of transactions designed to increase the Company's net interest income. First, NBSC borrowed $10 million with two repurchase agreements. One agreement gave NBSC $5 million for 30 days at 5.63%, and the other agreement gave NBSC $5 million for five years (although the lender has a call after three years) at 5.98%. Second, NBSC invested the proceeds of these repurchase agreements in a fixed rate mortgage-backed security earning approximately 7.75%. The thirty day repurchase agreement renews at a market rate. By obtaining funds through a combination of short-term and long-term arrangements, NBSC insulated itself (at least in part) from the effect of changes in interest rates.

CAPITAL RESOURCES.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased by $2.3 million during 1997, changing from $20 million at December 31, 1996 to $22.3 million at December 31, 1997. In comparison, stockholders' equity increased by $5.4 million in 1996, and by $2.6 million in 1995.

     The Company's stockholders' equity is a mix of several components: net income or net loss, issuance of new common stock, net unrealized gains or losses in securities available for sale, and the acquisition or sale of treasury stock. In prior years, conversion by holders of the Company's Cancelable Mandatory Stock Purchase Contracts (known as "Equity Contracts") and payments by the Company's Employee Stock Ownership Plan (the "ESOP") on its debt also affected stockholders' equity. However, the Equity Contracts all matured and the holders satisfied their obligations during 1996, and the ESOP satisfied its debt in 1995. See Note 15 on page 51 regarding the Equity Contracts.

     Unrealized gains on securities available for sale net of related taxes totaled $161,000 on December 31, 1997, compared to $76,000 of unrealized gains on December 31, 1996. For more information, see Note 2 on page 40.

     High Point has not paid a dividend on its common stock since 1990, and cannot anticipate when it will resume making dividend payments.

     REGULATORY STATUS. Regulators for the Company and NBSC have divided bank holding company capital into two classes: Tier I capital, which includes tangible stockholders' equity for common stock, certain perpetual preferred stock, and certain mandatory convertible securities; and Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock, and mandatory convertible securities which do not qualify for Tier I capital status. These two classes of capital serve as the basis for two measures of capital adequacy: risk-based capital adequacy and leverage ratios.

     Risk-based capital guidelines require banks and bank holding companies to maintain certain minimum capital as a percent of "risk-adjusted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Specifically, banks and bank holding companies must maintain, at a minimum, Tier I capital as a percent of risk-adjusted assets of 4.0%, and combined Tier I and Tier II capital as a percent of risk-adjusted assets of 8.0%. As of December 31, 1997, the Company's Tier I capital ratio was 16.94%, and its combined Tier I and Tier II capital ratio was 18.21%. As of December 31, 1997, NBSC's Tier I capital ratio was 15.52%, and its combined Tier I and Tier II capital ratio was 16.8%.

     Leverage ratio is Tier I capital as a percent of tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Regulators for the Company and NBSC require banks and bank holding companies that meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio of 3.0%. Banks and bank holding companies with higher levels of risk, and those that are experiencing or anticipating significant growth, must maintain higher minimum leverage ratios that regulators prescribe and adjust during the ongoing regulatory examination process. The Federal Reserve Board, which is the High Point's regulator, and the OCC, which is NBSC's regulator, have not prescribed specific minimum ratio requirements for the Company or NBSC. As of December 31, 1997, the Company has a leverage ratio of 8.84%, and NBSC has a leverage ratio of 8.02%.

     For more information on capital adequacy guidelines and the Company's compliance with those guidelines, see Note 16 on page 51.

EFFECTS OF INFLATION.

       Inflation affects banks and bank holding companies differently than it affects non-financial institutions. As financial intermediaries, banks have assets which are primarily monetary in nature and which tend to fluctuate as inflation fluctuates. This is especially true for a bank with a high percentage of rate-sensitive interest-earning assets and interest-bearing liabilities. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. (Rate sensitivity is explained under the heading "--Market Risk.") Management of the Company attempts to minimize the effects of inflation by matching the maturities of interest-earning assets and interest-bearing liabilities, which reduces the Company's interest rate sensitivity.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS.

       In June 1997, the Financial Accounting Standards Board issued two new statements, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Each of these new statements is effective for fiscal years beginning after December 15, 1997; earlier application for both statements is permitted.

       SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Management has elected not to adopt this

Statement prior to its effective date and has not yet determined which financial statement the Company will use to display comprehensive income.

       SFAS No. 131 requires that a company report financial and descriptive information about its "reportable operating segments." Management has elected not to adopt this Statement prior to its effective date and has not determined if it has any reportable segments.

YEAR 2000 ISSUES

       Management is currently evaluating its information technology infrastructure to determine whether the Company has a so-called "Year 2000 problem." Management does not believe that the cost to modify its computer systems to recognize the year 2000 will be material to the Company's financial condition or results of operations. Management also does not anticipate that the advent of the year 2000 will cause any material disruption in the Company's operations.

       The Company does not yet know whether any of its customers has a Year 2000 problem. If any significant borrowers have, and are unable to remedy problems with their computer systems, they may suffer business disruptions and incur substantial unexpected remediation costs. If repercussions from Year 2000 problems make those borrowers unable to repay their loans on schedule, the Company's business or operations could suffer.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of High Point Financial Corp.:

     We have audited the accompanying consolidated balance sheets of High Point Financial Corp. (a New Jersey corporation) and its subsidiary, The National Bank of Sussex County (collectively, the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
Roseland, New Jersey
January 22, 1998

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
                                                                                                        December 31,
ASSETS                                                                                       1997                      1996
----------------------------------------------------------------------------------------------------------------------------
 Cash and due from banks (Notes 1 and 10)                                                  $9,789                   $10,503
 Federal funds sold (Note 1)                                                               11,200                     4,025
----------------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                     20,989                    14,528
 Interest bearing deposits with banks                                                        ----                       123
 Securities (Notes 1 and 2):
   Available for sale, at fair value                                                       52,854                    53,575
   Held to maturity, at cost (market value of $24,923 in 1997 and
      $22,698 in 1996)                                                                     24,766                    22,667
----------------------------------------------------------------------------------------------------------------------------
        Total securities                                                                   77,620                    76,242
 Loans held for sale                                                                           88                       178
 Loans (Notes 1, 3 and 5)                                                                 126,687                   114,631
    Less: Deferred expense                                                                    (35)                      (10)
             Allowance for possible loan losses (Notes 1 and 5)                             4,120                     3,973
----------------------------------------------------------------------------------------------------------------------------
           Net loans                                                                      122,602                   110,668
 Land held for sale (Notes 1, 6 and 14)                                                     1,865                     1,885
 Premises and equipment - net (Notes 1 and 6)                                               3,135                     2,910
 Accrued interest receivable                                                                1,315                     1,260
 Other real estate, net (Notes 1 and 4)                                                       989                     1,086
 Cash surrender value of life insurance policies (Note 1)                                   5,147                     4,939
 Other assets  (Note 7)                                                                     2,578                     3,363
----------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                       $236,328                  $217,182
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Deposits (Note 12):
   Transaction accounts:
     Interest bearing                                                                     $31,447                   $26,627
     Non-interest bearing                                                                  40,366                    43,149
   Savings accounts                                                                        61,498                    58,235
   Time accounts (includes CDs $100 or over of $7,623 and $6,675
        in 1997 and 1996, respectively)                                                    65,119                    60,843
----------------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                     198,430                   188,854
  Securities sold under agreements to repurchase (Note 13)                                  8,201                     5,054
  Long-term debt (Note 14)                                                                  5,000                      ----
  Accrued expenses and other liabilities                                                    2,354                     2,324
  Note payable (Note 14)                                                                     ----                       846
  Redeemable subordinated debentures, 8.5% due March 1, 1997 (Note 15)                       ----                       127
----------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                  213,985                   197,205
----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Notes 8, 10 and 16)
Stockholders' equity (Notes 1, 9, 11 and 16):
  Preferred stock, authorized 1,000,000 shares, no shares issued                             ----                      ----
  Common stock, no par value; stated value $5 per share; authorized
     5,000,000 shares, issued 3,786,480 shares in 1997 and 1996                            18,932                    18,932
  Additional Paid-in-Capital                                                                5,767                     5,791
  Accumulated Deficit                                                                      (2,517)                   (4,822)
  Unrealized gain on securities available for sale, net of taxes (Notes 1 and 2)              161                        76
----------------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                            22,343                    19,977
----------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $236,328                  $217,182
============================================================================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)
                                                                                                  Year Ended December 31,
                                                                                             1997          1996        1995
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest income and fees on loans (Note 1)                                                $11,031        $9,349      $9,354
Interest on securities, all taxable                                                         5,046         4,466       3,620
Interest on federal funds sold and deposits with banks                                        442           614         679
----------------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST INCOME                                                        16,519        14,429      13,653
----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                                        5,805         5,459       5,240
Interest on other borrowed money                                                              377           167         129
Interest on note payable and other long-term debt (Notes 14 and 15)                           143           132         181
----------------------------------------------------------------------------------------------------------------------------
              TOTAL INTEREST EXPENSE                                                        6,325         5,758       5,550
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                        10,194         8,671       8,103
Less: Provision for possible loan losses (Notes 1 and 5)                                     ----          ----         225
----------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
   POSSIBLE LOAN LOSSES                                                                    10,194         8,671       7,878

NON-INTEREST INCOME
Service charges on deposit accounts                                                         1,420         1,395       1,341
Commissions and fees                                                                          954           853         708
Gain (loss) on the sales of securities available for sale (Note 2)                             (9)          (28)         14
Gain on the sales of loans                                                                    ---             9          39
Gain on sale of bank premises (Note 6)                                                        139           141         148
Other income                                                                                  434           182         170
----------------------------------------------------------------------------------------------------------------------------
              TOTAL NON-INTEREST INCOME                                                     2,938         2,552       2,420
----------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits (Note 8)                                                     4,945         4,575       4,623
Net occupancy expense (Notes 6 and 10)                                                        915           952         966
Equipment expense (Note 6)                                                                    886           552         539
Net cost of operation of other real estate (Notes 1 and 4)                                    141           305         663
Other expenses (Notes 6 and 18)                                                             2,354         2,713       2,681
----------------------------------------------------------------------------------------------------------------------------
              TOTAL NON-INTEREST EXPENSE                                                    9,241         9,097       9,472
----------------------------------------------------------------------------------------------------------------------------
Income before provision (benefit) for income taxes and
  cumulative effect for change in accounting principle                                      3,891         2,126         826
Provision (benefit) for income taxes (Notes 1 and 7)                                        1,586        (2,681)       (249)
----------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect for change in accounting principle                          2,305         4,807       1,075
Cumulative effect of change in accounting principle                                           ---           ---        (370)
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                 $2,305        $4,807        $705
============================================================================================================================
Net income per common share and common share equivalents
  before cumulative effect for change in accounting principle                               $0.61         $1.27       $0.29
Cumulative effect per share for change in accounting principle (Note 6)                       ---           ---       (0.10)
----------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE (NOTES 1 AND 21)                                            $0.61         $1.27       $0.19
============================================================================================================================
DILUTED EARNINGS PER COMMON SHARE (NOTES 1 AND 21)                                          $0.60         $1.27       $0.19
============================================================================================================================
WEIGHTED AVERAGE COMMON SHARE AND COMMON
  SHARE EQUIVALENTS (NOTES 1 AND 21)                                                        3,786         3,779       3,746
============================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)                                                                                       Unrealized
                                                                                                             Gains
                                                                                                             (Losses) on
                                                                                              Common Stock   Securities
                                             Common    Additional  Accumulated      Treasury   Acquired by  Available for
                                              Stock Paid-in-Capital    Deficit         Stock          ESOP        Sale        TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1994                   $18,729        $5,214     ($10,334)       $ ----         ($150)    ($1,496)     $11,963
     Net Income - 1995                          ---           ---          705           ---           ---         ---          705
     Principal payment on ESOP debt             ---           ---          ---           ---           150         ---          150
     Unrealized gains on
        securities available for sale           ---           ---          ---           ---           ---       1,740        1,740
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                    18,729         5,214       (9,629)          ---           ---         244       14,558
     Net Income - 1996                          ---           ---        4,807           ---           ---         ---        4,807
     Conversion of Equity Contracts             203           577          ---           ---           ---         ---          780
     Unrealized losses on
        securities available for sale           ---           ---          ---           ---           ---        (168)        (168)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                    18,932         5,791       (4,822)          ---           ---          76       19,977
     Net Income - 1997                          ---           ---        2,305           ---           ---         ---        2,305
     Purchase of treasury stock                 ---           ---          ---           (64)          ---         ---          (64)
     Exercise of stock options                  ---           (24)         ---            64           ---         ---           40
     Unrealized gains on
        securities available for sale           ---           ---          ---           ---           ---          85           85
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                   $18,932        $5,767      ($2,517)         $---          $---        $161      $22,343
====================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)                                                                  Year Ended December 31,
                                                                               1997          1996          1995
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                   $2,305        $4,807          $705
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                                 588           419           422
  Amortization of securities premium, net                                        57           129           113
  Net cash paid related to discount (premium) on matured securities              71          (107)           46
  Loan fees amortized, net                                                      (25)          (39)          (22)
  Provision for possible loan losses                                            ---           ---           225
  Provision for allowance for other real estate                                 121            50           137
  Deferred tax provision (benefit)                                              871        (2,782)         (265)
  (Gain) loss on sale of securities                                               9            28           (14)
  Unrealized loss on land held for sale                                         ---           250           399
  Gain on sale of premises and equipment                                       (139)         (141)         (148)
  Increase in accrued interest receivable and other assets                     (420)         (899)          (96)
  Increase in accrued expenses and other liabilities                            176            98           363
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     3,614         1,813         1,865
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from sale of available for sale securities                         1,991         4,259         2,244
  Proceeds from maturity of securities:
    Available for sale                                                       15,885        10,334         5,620
    Held for maturity                                                         5,146         4,480         2,019
  Purchase of securities:
    Available for sale                                                      (17,101)      (19,015)       (5,305)
    Held for maturity                                                        (7,303)      (11,785)      (13,448)
  Net (increase) decrease of interest bearing deposits with banks               123             2            (1)
  Net increase in loans                                                     (11,819)       (9,953)         (306)
  Cash received on option on land held for sale                                  20           ---           ---
  Capital expenditures                                                         (847)         (656)         (260)
  Proceeds from sale of premises and equipment                                   26            13            15
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (13,879)      (22,321)       (9,422)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase in deposits                                                    9,576        10,529        12,753
  Increase in securities sold under agreements to
    repurchase                                                                3,147         2,095           338
  Proceeds from long term repurchase agreements                               5,000           ---           ---
  Purchase of treasury stock                                                    (64)          ---           ---
  Exercise of stock options                                                      40           ---           ---
  Repayments of long-term debt principal                                       (973)         (424)         (212)
  Proceeds from conversion of equity contracts                                  ---           396           ---
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    16,726        12,596        12,879
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          6,461        (7,912)        5,322
Cash and cash equivalents, beginning of year                                 14,528        22,440        17,118
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $20,989       $14,528       $22,440
================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                              $6,198        $5,791        $5,391
  INCOME TAXES PAID                                                            $889            $3            $5
----------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     The following are the significant accounting policies of High Point Financial Corp. ("High Point") and its subsidiary, The National Bank of Sussex County ("NBSC"). High Point and NBSC together are called "the Company" in these Notes.

     NATURE OF OPERATIONS. NBSC is a federally chartered national banking association and a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation. NBSC is a full service commercial bank with nine branches, an operations center, and an administration center -- all within Sussex County, New Jersey. NBSC accepts deposits, makes loans, and offers annuities and life insurance. NBSC also provides full securities brokerage services, including mutual funds and variable annuities, in cooperation with Linsco/Private Ledger.

     USE OF ESTIMATES. The accompanying consolidated financial statements, which management prepares in accordance with generally accepted accounting principles, incorporate estimates out of necessity. In particular, management relies on estimates to derive the allowance for possible loan losses (as discussed in Note 1 on page 38 and Note 5 on page 44), the deferred tax valuation allowance (as discussed in Note 7 on page 45), and the fair value of financial instruments (as discussed in Note 1 on page 39 and Note 17 on page
52).  Actual results may differ from management's estimates.

     PRINCIPLES OF CONSOLIDATION. The Company's consolidated financial statements include all of the accounts of High Point and NBSC. All intercompany transactions and balances have been eliminated.

     SECURITIES. The Company classifies its investment securities into three categories:

     - Held for investment purposes, or held to maturity. These are securities that the Company will not need to sell for liquidity purposes and intends to hold until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts on a straight-line basis, which is not materially different from the interest method.

     - Available for sale. These securities are held for an indefinite period of time so that management can sell them in response to changes in interest rates, prepayment risk, or liquidity requirements. Securities designated "available for sale" are carried at fair value. Any difference between the amortized cost and the fair value of an investment is charged or credited directly to stockholders' equity. Actual gain or loss on the sale of each security is recognized in the income statement for the period in which the sale occurs.

     - Held for trading purposes. The Company did not hold any securities for trading purposes at December 31, 1997 or 1996.

For information regarding the Company's investment securities, see Note 2 on page 40.

     LOANS. Loans are stated at the principal amount outstanding. Interest income on loans is credited to income as earned. The Company stops accruing interest on a loan (i.e., designate the loan "non-accrual") if the loan is past due 90 days or more as to interest or principal unless management believes that all principal and interest are collectible. The net amounts of all loan origination fees, direct loan origination costs, and loan commitment fees are deferred and recognized over the estimated life of the related loans as an adjustment of yield. Loans held for sale are carried at the lower of aggregate cost and fair market value. See Note 3 on page 41.

     ALLOWANCE FOR POSSIBLE LOAN LOSSES. The allowance for possible loan losses represents management's estimate of the amount needed to offset potential losses from outstanding loans. The size of the allowance increases when management makes a provision for possible loan losses or when NBSC collects a loan that had previously been charged off. The size of the allowance is reduced when a loan is charged off. Any provision for possible loan losses is charged to operations. Management determines the adequacy of the allowance periodically based upon appraised collateral values, financial condition of borrowers, industry experience, current and anticipated economic conditions, changes in the composition of the loan portfolio, and other factors that may affect collectibility. See Note 5 on page 44.

     PREMISES AND EQUIPMENT. The Company's financial statements reflect four different types of property that together constitute "premises and equipment": land, furniture and equipment, buildings and leasehold improvements (also known as "premises"), and construction in process. Each class is treated differently. Land is carried at cost. Land held for sale is carried at the lower of its actual purchase price and net realizable value. Premises and furniture and equipment are stated at cost less accumulated depreciation based upon estimated useful life (ten to forty years for premises and three to thirty years for furniture and equipment), calculated using the straight-line method. A leasehold improvement is amortized over the term of the related lease. Construction in process is transferred to "premises" when construction is complete. In addition, the Company has land held for sale, which is carried at the lower of its historic cost or net realizable value. See Note 6 on page 44.

     OTHER REAL ESTATE. "Other real estate" is property that the Company acquires when it forecloses on the collateral for a defaulted loan. Other real estate is recorded at either carrying value, or fair market value less estimated costs to sell, whichever is less. When the Company acquires property through foreclosure, if the carrying value exceeds fair value and estimated selling costs, the excess is charged to the allowance for possible loan losses because the Company likely will be unable to recover the full amount of the loan. Subsequently, adjustments to the allowance for other real estate owned are made through a direct charge to expenses to maintain these properties at the lower of cost or fair value less estimated costs to sell. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve.

     INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities, using tax rates in effect for the year in which the differences are expected to reverse. See Note 7 on page 45.

     RETIREMENT PLAN. The Company had a non-contributory retirement plan covering substantially all of its employees. That plan was amended at the end of 1993 so that employees could not accumulate any more benefits. In the third quarter of 1996, the Company terminated and liquidated the plan. See Note 8 on page 46, under the heading "-- Retirement Income Plan."

     EARNINGS PER SHARE. Basic earnings per share is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by dividing earnings available to common shareholders by the average number of common shares and common share equivalents outstanding during the year. Common share equivalents consist of options outstanding. The Company adopted SFAS No. 128, "Earnings Per Share" effective December 31, 1997. All prior periods reported earnings per share have been restated to reflect SFAS No.
128.  For more information, see Note 21 on page 56.

     STATEMENT OF CASH FLOWS. For the purpose of reporting cash flows, "cash and cash equivalents" includes cash on hand, non-interest bearing amounts due from banks, and federal funds sold. Generally, federal funds sold have a one-day maturity.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company follows Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ( "SFAS No. 107"), which requires disclosure of estimated fair values of financial instruments. The amounts shown in the Company's financial statements for "cash and due from banks," "federal funds sold and purchased," "interest bearing deposits with banks," and "securities sold under agreements to repurchase," all approximate fair value because those items mature in less than one year and do not present unanticipated credit risks. The fair value and the method of estimating fair value of the Company's other financial instruments (such as securities, loans, and deposits) are discussed in the related Notes: Note 2 on page 40 discusses Securities, Note 3 on page 41 discusses Loans, Note 12 on page 50 discusses Deposits, Note 13 on page 50 discusses instruments bought and sold under agreements to repurchase, Note 14 on page 51 discusses long term debt and Note 15 on page 51 discusses High Point's Redeemable Subordinated Debentures. Note 17 on page 52 gives a summary of carrying values and fair values of financial instruments.

     A fair value estimate is made at a discrete point in time based on relevant market information and information about the particular financial instrument. Because there is no market for a significant portion of NBSC's financial instruments, management estimates fair value primarily by considering future expected loan loss, current economic conditions, and the risk characteristics of each financial instrument. Management derives its estimates using assumptions that it considers reasonable at the time, but the estimates still are subjective involving uncertainties and matters of significant judgment, and by nature are imprecise.

     CASH SURRENDER VALUE OF LIFE INSURANCE CONTRACTS. The Company maintains life insurance contracts on certain of High Point's and NBSC's officers and directors. The Company is the beneficiary under each of these policies. The cash surrender value of these policies is recorded as an asset on the Company's balance sheet. Increases and decreases in the cash surrender value, net of premiums paid, are recorded as "other income" or "other expense" in the Company's statement of operations.

     EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS. In June 1997, the Financial Accounting Standards Board issued two new statements, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), and Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Each of these new statements is effective for fiscal years beginning after December 15, 1997; earlier application for both statements is permitted.

       SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Management has elected not to adopt this statement prior to its effective date and has not yet determined which financial statement the Company will use to display comprehensive income.

       SFAS No. 131 requires that a company report financial and descriptive information about its "reportable operating segments." Management has elected not to adopt this statement prior to its effective date and has not determined if it has any reportable segments.



2  SECURITIES.

     The following tables give itemized information about the Company's securities portfolio as of December 31, 1997 and 1996:

AVAILABLE FOR SALE                            December 31, 1997                                    December 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                             Gross         Gross    Estimated                       Gross       Gross    Estimated
                             Amortized  Unrealized    Unrealized       Market     Amortized    Unrealized  Unrealized       Market
(in thousands)                    Cost       Gains        Losses        Value          Cost         Gains      Losses        Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies:       $26,208     $278          $(11)     $26,475       $30,763          $275        $(27)    $31,011

Mortgage-backed securities:
      U.S. agency issued            21,155       63           (94)      21,124        15,507            40        (180)     15,367

Other investments:
  Federal Reserve Bank Stock           516      ---           ---          516           516           ---         ---         516
  Vanguard money market
     fund                            3,790      ---           ---        3,790         5,855           ---         ---       5,855
  Federal Home Loan
     Bank stock                        878      ---           ---          878           786           ---         ---         786
  Marketable equity securities          60       11           ---           71            35             5         ---          40
-----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale      $52,607     $352         $(105)     $52,854       $53,462          $320       $(207)    $53,575
===================================================================================================================================

HELD TO MATURITY                               December 31, 1997                                   December 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
                                            Gross         Gross    Estimated                       Gross       Gross    Estimated
                            Amortized  Unrealized    Unrealized       Market     Amortized    Unrealized  Unrealized       Market
(in thousands)                   Cost       Gains        Losses        Value          Cost         Gains      Losses        Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies:        $3,492      $30           $(1)      $3,521        $3,004           $29         $(1)     $3,032

Mortgage-backed securities:
      U.S. agency issued            21,274      149           (21)      21,402        19,663            92         (89)     19,666
-----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity        $24,766     $179          $(22)     $24,923       $22,667          $121        $(90)    $22,698
===================================================================================================================================

     The following tables show the amortized cost and estimated market value of the securities that the Company owns at December 31, 1997 broken down by contractual maturity. The Vanguard money market fund, which is backed by U.S. Treasury

Notes, has a one-business day maturity, so its carrying value approximates market value. The expected maturities of the Company's mortgage-backed securities may differ from actual maturities because borrowers have the right to prepay obligations without penalties.

AVAILABLE FOR SALE                                                 December 31, 1997
------------------------------------------------------------------------------------
                                                                           Estimated
                                                                Amortized    Market
(in thousands)                                                       Cost    Value
------------------------------------------------------------------------------------
Due in one year or less                                         $6,471       $6,482
Due after one year through
   five years                                                   19,737       19,993
------------------------------------------------------------------------------------
                                                                26,208       26,475
Mortgage-backed securities                                      21,155       21,124
Other investments                                                5,244        5,255
------------------------------------------------------------------------------------
Securities available for sale                                  $52,607      $52,854
====================================================================================
HELD TO MATURITY                                                   December 31, 1997
------------------------------------------------------------------------------------
                                                                          Estimated
                                                                Amortized   Market
(in thousands)                                                       Cost   Value
------------------------------------------------------------------------------------
Due in one year or less                                           $500         $501
Due after one year through
   five years                                                    1,994        2,009
Due after five years through ten
   years                                                           998        1,011
------------------------------------------------------------------------------------
                                                                 3,492        3,521
Mortgage-backed securities                                      21,274       21,402
------------------------------------------------------------------------------------
Securities held to maturity                                    $24,766      $24,923
====================================================================================

     Proceeds from sales of securities available for sale during 1997 were $2.0 million. That amount includes gross losses of $9,000 and no gross gains. In 1996, proceeds from sales of securities were $4.3 million. In 1996 the Company had gross losses of $28,000, and no gross gains, from sales of securities.

     The Company has pledged securities with a book value of $20.7 million at December 31, 1997 for purposes such as securing public funds on deposit at NBSC and securing repurchase agreements. At December 31, 1996, the book value of securities pledged for such purposes was $12.8 million.

3  LOANS

        Loans by category. The following table itemizes the four different types of loans that NBSC offers and shows the loan amounts outstanding as of December 31, 1997 and 1996:

                                                                                                  December 31,
(in thousands)                                                                               1997          1996
----------------------------------------------------------------------------------------------------------------
Commercial                                                                                $46,102       $51,065
Real estate-construction                                                                    7,016         6,951
Real estate-mortgage                                                                       44,973        33,401
Installment                                                                                28,596        23,214
----------------------------------------------------------------------------------------------------------------
Total loans                                                                              $126,687      $114,631
================================================================================================================

     The following table presents the percentage distribution of loans in particular categories:

                                                                                                  December 31,
                                                                                              1997          1996
----------------------------------------------------------------------------------------------------------------
Construction and land development loans                                                      6.50%         7.13%
Loans secured by 1-4 family residential properties                                          58.85%        50.58%
Loans secured by nonfarm nonresidential properties                                          27.17%        33.74%
Commercial and industrial loans                                                              4.37%         5.06%
Loans to individuals for household, family and
    other personal expenditures                                                              2.90%         3.28%
Other loans                                                                                  0.21%         0.21%
----------------------------------------------------------------------------------------------------------------
Total loan distribution                                                                    100.00%       100.00%
================================================================================================================



     LOANS TO AFFILIATES. NBSC extends credit in the ordinary course of business to certain directors and principal officers of the Company and their associates. At December 31, 1997, NBSC had outstanding an aggregate of $1.5 million in loans to such individuals and their associates. At December 31, 1996, credit to such individuals amounted to $1.8 million. During 1997, NBSC made $434,000 of new loans to affiliates, and $748,000 of outstanding loans to affiliates were repaid in the normal course of business. As of December 31, 1997, no loans to directors, principal officers, or their associates are renegotiated, past due, or on non-accrual status.

     NON-PERFORMING LOANS. The following table gives information about the components of non-performing loans as of December 31, 1997 and 1996:

(in thousands)                                                                                    December 31,
--------------
                                                                                             1997          1996
----------------------------------------------------------------------------------------------------------------
Non-performing loans:
   Renegotiated loans                                                                        $413          $505
   Loans past due over 90 days                                                                  4           ---
   Loans on non-accrual                                                                     2,843         3,850
----------------------------------------------------------------------------------------------------------------
TOTAL NON-PERFORMING LOANS                                                                 $3,260        $4,355
================================================================================================================

     If all of NBSC's non-performing loans had been current, the Company would have accrued interest income of $436,000 in 1997, $577,000 in 1996, and $847,000 in 1995. In contrast, the amount of interest income that the Company actually earned from non-performing loans was $568,000 in 1997, $182,000 in 1996, and $365,000 in 1995. At December 31, 1997, NBSC did not have any commitments to lend more money to customers with outstanding non-performing loans.

     IMPAIRED LOANS. NBSC adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

     The following chart shows NBSC's recorded investment in impaired loans, and the related valuation allowance calculated under SFAS No. 114, at the end of 1997 and 1996, and the average recorded investment in impaired loans during each of those years:

1997       -  Investment of $3.1 million at year end.
           -  Valuation allowance of $466,000 at year end.
           -  Average recorded investment of $3.7 million during 1997.

1996       -  Investment of $3.9 million at year end.
           -  Valuation allowance of $740,000 at year end.
           -  Average recorded investment of $4.5 million during 1996.

     Interest received on impaired loans is recorded as interest income unless collection of the remaining investment is doubtful, in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $478,000 in 1997 and $97,000 in 1996. Impaired loans are on non-accrual and are classified as "impaired" because doubt exists regarding the borrowers' ability to pay both principal and interest as originally agreed. Interest payments are recorded on a cash basis because the impaired loans on NBSC's books are sufficiently collateralized to ultimately repay the outstanding principal balance should the property collateralizing the debt be taken in foreclosure proceedings.

     At December 31, 1997, NBSC had $413,000 of loans that resulted from troubled debt restructurings that occurred prior to the date that NBSC adopted SFAS No. 114. NBSC continues to account for these loans in accordance with the requirements of Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings," which preceded SFAS No. 114. If NBSC had recognized interest on these troubled loans at original contractual rates, rather than at renegotiated rates as required by SFAS No. 15, the effect on income for 1997 would not have been material.

     FAIR VALUE. The fair value of NBSC's loan portfolio has been estimated primarily using a discounted cash flow approach. NBSC used a discount rate that was equivalent to a rate it would obtain on new loans, adjusted for prepayment and credit risk factors. When available, management uses market quotes obtained from an independent broker to determine fair value. As of December 31, 1997, the Company estimates the fair value of its loan portfolio to be approximately $127.0 million, compared to its gross recorded value of $126.7 million. As of December 31, 1996, the Company estimated the fair value of its loan portfolio to be approximately $114 million, compared to its gross recorded value of $114.6 million.

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

4  OTHER REAL ESTATE.

     "Other real estate" is property that the Company acquires when it forecloses on the collateral for a defaulted loan. The following table shows the changes in various components of other real estate from 1996 to 1997:

(in thousands)                                                                               1997          1996
----------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                                               $1,136        $2,741
New foreclosed  properties                                                                     81           403
Capital Improvements                                                                          ---           ---
Properties sold                                                                              (107)       (1,736)
Payments received on properties not sold                                                      ---           (12)
Charge-offs against reserve                                                                   ---           ---
Direct writedowns on ORE properties                                                           ---          (260)
----------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                     $1,110        $1,136
================================================================================================================

     The following table summarizes the activity in the allowance for other real estate at December 31, 1997, 1996, and 1995:

(in thousands)                                                                                   1997      1996    1995
-----------------------------------------------------------------------------------------------------------------------
Beginning balance, January 1                                                                     $50       $-      $660
 Provisions                                                                                      121        50      137
 Charge-offs                                                                                     (50)       -      (797)
------------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                  $121       $50      $-
========================================================================================================================

     The following table summarizes the expenses in the net cost of operations of other real estate:


                                                                                                         December 31,
(in thousands)                                                                               1997          1996        1995
----------------------------------------------------------------------------------------------------------------------------
Provisions to the allowance/direct writedowns                                                $121          $310        $331
Rental income                                                                                (112)         (148)       (362)
Operating expenses                                                                            180           221         674
Net (gains) losses on sales of other real estate                                              (48)          (78)         20
----------------------------------------------------------------------------------------------------------------------------
   Total net cost of operations of other real estate                                         $141          $305        $663
============================================================================================================================

5  ALLOWANCE FOR POSSIBLE LOAN LOSSES

   The allowance for possible loan losses is based on estimates; ultimate losses may may be different. Management reviews these estimates each quarter.
As adjustments become necessary, they are reflected in operations in the current period.

   The following table summarizes the activity in the allowance for possible loan losses at December 31, 1997, 1996 and 1995

(in thousands)                                                                 1997          1996          1995
----------------------------------------------------------------------------------------------------------------
Balance, January 1                                                           $3,973        $4,609        $5,234
Provision charged to operations                                                 ---           ---           225
Loans charged off                                                              (179)       (1,098)       (1,471)
Recoveries of charged off loans                                                 326           462           621
----------------------------------------------------------------------------------------------------------------
Balance, December 31                                                         $4,120        $3,973        $4,609
================================================================================================================

6  PREMISES AND EQUIPMENT AND LAND HELD FOR SALE

   The following table summaries the activity in the various components of premises and equipment:

                                                                                                  December 31,
(in thousands)                                                                               1997          1996
----------------------------------------------------------------------------------------------------------------
Land                                                                                         $360          $360
Buildings and leasehold improvements                                                        2,443         2,321
Furniture and equipment                                                                     4,026         3,483
Construction in process                                                                         5           256
----------------------------------------------------------------------------------------------------------------
     Total Premises and equipment                                                           6,834         6,420
Less accumulated depreciation and amortization                                              3,699         3,510
----------------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                                $3,135        $2,910
================================================================================================================

     Depreciation and amortization expense for premises and equipment was $588,000 for 1997, $419,000 for 1996, and $421,000 for 1995.

     High Point owns 66 acres of undeveloped land in Frankford Township, New Jersey classified on the balance sheet as land "held for sale."

     In December 1995, High Point adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of" ("SFAS No. 121"). This set of accounting standards provides that if certain events or changes in circumstances indicate that the reporting entity may be unable to recover the carrying amount of an asset, the entity must record an impairment equal to the excess of carrying value over fair value. In the case of an asset to be disposed of, the asset must be reported at the lesser of its carrying amount or its fair value less costs to sell. When determining "fair value," the reporting entity must estimate the future cash flows that will result from the use or sale of an asset. In the case of an asset to be sold, those proceeds are discounted over the estimated period of time required to effect a sale.

     High Point evaluated its land held for sale for impairment under SFAS No. 121, and recorded an impairment of $370,000. In accordance with the requirements of SFAS No. 121, the $370,000 provision was retroactively reflected in the results of operations in the first quarter of 1995 as a cumulative effect of a change in accounting principle.

     In late 1995, High Point entered into a contract to sell 32 acres of the land held for sale for $2 million. Based on the price fixed in this contract, management recorded an additional impairment loss of $29,000. When the sale contract was terminated in 1996, High Point recorded an additional impairment of $250,000. The amount of this allowance reflected the termination of the sale contract and management's revised estimate of the net realizable value of the land. These impairments were included in "other operating expenses." As of December 31, 1997, management believes that the net carrying value of the land held for sale of $1.9 million is fully realizable.

7    INCOME TAXES.

     The current and deferred amounts of the benefit for income taxes are as follows:

                                                                                     Year Ended December 31,
(in thousands)                                                                 1997          1996          1995
----------------------------------------------------------------------------------------------------------------
Federal
  Current                                                                      $342       $   ---        $ ----
  Deferred                                                                      871        (2,782)         (265)
State                                                                           373           101            16
----------------------------------------------------------------------------------------------------------------
Total provision (benefit) for income taxes                                   $1,586       $(2,681)        $(249)
================================================================================================================

Temporary differences and carryforwards at December 31, 1997 and 1996 are as follows:

                                                                    For the year ended December 31,


(Dollars in thousands)                                            1997                       1996
--------------------------------------------------------------------------------------------------
Federal and State operating loss carryforwards                    $736                     $1,657
Allowance for possible loan losses                                 551                        456
Valuation reserves for land held for sale and other real estate    745                        717
Loan and investment income recognition                             394                        352
Deferred compensation                                              262                        230
AMT credit carryforward                                              0                        155
Other, net                                                         275                        306
                                                         --------------             --------------
                                                                 2,963                      3,873
  Less valuation allowance                                        (539)                      (573)
                                                         --------------             --------------
Net deferred tax asset                                          $2,424                     $3,300
                                                         ==============             ==============

     During 1996, the Company recorded a net benefit of $2.68 million primarily representing net operating loss ("NOL") carryforwards through the reversal of a previously established deferred tax valuation allowance. The recognition of the deferred tax asset is based on the Company's evaluation of income earned in 1995, 1996 and 1997 and management's estimate of the Company's continued ability to remain profitable in future periods such that realization of its net operating loss carryforwards can be reasonably expected. This estimate will be impacted favorably or unfavorably by future results of operations. As of December 31, 1997 and 1996, the Company has recorded a valuation allowance of approximately $539,000 and $573,000, respectively, which represents an estimated reserve for state NOLs at High Point and certain of the subsidiaries of the Bank that may expire prior to the Company's ability to utilize such credits. The Company periodically evaluates the realizability of its deferred tax asset and will adjust the level of the valuation allowance when necessary.

     At December 31, 1997, the Company has net operating loss carryforwards for state tax purposes of approximately $12.2 million. These tax benefits expire in varying amounts through 2010.

     A reconciliation of the provision (benefit) for income taxes in 1997, 1996, and 1995, with the federal income tax at the statutory rate of 34%, is as follows:

                                                                                    Year Ended December 31,
(in thousands)                                                                 1997          1996          1995
----------------------------------------------------------------------------------------------------------------
Tax at statutory rate                                                        $1,323       $   726         $ 160
Increase (decrease) in taxes resulting from:
  Change in valuation allowance                                                 (34)       (3,861)         (425)
  State taxes on income, net of federal
    income tax effect                                                           246            66            10
  Other-net                                                                      51           388             6
----------------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                                         $1,586       $(2,681)        $(249)
----------------------------------------------------------------------------------------------------------------
Effective tax rate                                                               40.8%       (126.1%)       (54.6%)
----------------------------------------------------------------------------------------------------------------

8  BENEFIT PLANS.

     Retirement Income Plan. In 1995, the Company elected to liquidate its pension plan. On December 31, 1995, the Company reduced its pension asset to the level that it expected to recover upon termination, less the excise taxes that management expected would be due at that time. Specifically, the Company wrote down its prepaid pension asset from $207,000 to $44,000, resulting in a $163,000 expense in the fourth quarter of 1995. Upon termination of the plan in the third quarter of 1996, and after payments to plan participants and payments for service charges and excise taxes, the remaining plan assets that reverted to the Company were $167,000. Since the amount recovered exceeded the $44,000 recorded value of the plan asset, the Company recorded a gain of $123,000.

     RETIREMENT SAVINGS PLAN (401K). The Company has a retirement savings plan (commonly known as a "401K") covering qualified employees. The Company's contributions to the 401K totaled $85,000 in 1997, $58,000 in 1996, and $62,000 in 1995.

     EMPLOYEE STOCK OWNERSHIP PLAN. The Company has an Employee Stock Ownership Plan ("ESOP"). The Company's contributions to the ESOP totaled $200,000 in 1997, $200,000 in 1996, and $200,000 in 1995. These amounts are included in "salaries and employee benefits."

     POSTRETIREMENT HEALTH CARE BENEFITS. The Company provides postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria. The expected cost of these benefits is charged to expense during the years that eligible employees render service. The Company is amortizing its estimated accumulated postretirement benefit obligation (known as "APBO") of $435,000 over a 20-year period.

     The accumulated postretirement benefit obligations as of December 31, 1997 and 1996 were as follows:

(in thousands)                                                                 1997          1996
--------------------------------------------------------------------------------------------------
Retirees                                                                       $211          $268
Fully eligible, active participants                                              88           118
Other active participants                                                        91            78
--------------------------------------------------------------------------------------------------
  Total accumulated post retirement benefit obligation                          390           464
Unrecognized net gain (loss) due to past experience different from
  that assumed and effects of changes in assumptions made                       172            97
Unamortized transition obligation                                              (325)         (347)
--------------------------------------------------------------------------------------------------
  Accrued accumulated post retirement benefit obligation                       $237          $214
==================================================================================================

     The net periodic postretirement benefit cost -- or the amount recognized by the Company as the cost of its postretirement benefit plans -- for 1997 was $35,000, although required cash payments were approximately $13,000. The components of net periodic post retirement benefit cost are as follows:

                                                                                For the years ended
                                                                                   December 31,
(in thousands)                                                                 1997          1996
--------------------------------------------------------------------------------------------------
Service cost, benefits attributed to employee service during the year           $20           $21
Interest cost on APBO                                                            25            29
Amortization of transition obligation                                            22            22
Amortization of (gains) losses                                                  (32)          (13)
--------------------------------------------------------------------------------------------------
  Net periodic postretirement benefit cost                                      $35           $59
==================================================================================================

     The discount rate used to determine the Company's APBO for 1997 and 1996 was 7.0%. The rate of increase projected for future compensation levels was 4%. The Company projected that the cost of medical benefits would increase at the following rates: 8.5% in 1997, 7.5% in 1998, 7.0% in 1999, 6.5% in 2000, 6.0% in
2001, 5.5% in 2002, and 5% in 2003 and each year thereafter. If the projected health care cost trend were increased by one percent, that change would have increased the Company's APBO as of January 1, 1997 by 9.9%, and as of January 1, 1996 by 8.1%. A one percent increase in the assumed health care cost trend also would have increased the aggregate of the service and interest components of net periodic postretirement benefit expense by 12.5% for 1997 and by 11.7% for 1996.

     DEFERRED COMPENSATION ARRANGEMENTS. The Company has established deferred compensation arrangements for certain directors and executives of High Point and NBSC. The deferred compensation plans differ, but generally provide for annual payments for ten to fifteen years following retirement. The Company's liabilities under these arrangements are being accrued from the commencement of the plans over the participants' remaining periods of service. The Company intends to fund its obligations under the deferred compensation arrangements with the proceeds of life insurance policies that it has purchased on the respective participants. The deferred compensation plans do not hold any assets.

9  STOCK OPTION PLANS.

     EMPLOYEE INCENTIVE STOCK OPTION PLANS. The Company maintains three employee stock option plans established in 1987, 1990, and 1996 so that key employees of High Point and NBSC could benefit from increases in the price of High Point's common stock and would therefore have an incentive to contribute to the Company's success. Each of the plans permits the Incentive Committee of High Point's Board of Directors to grant options to purchase shares of High Point's common stock. The 1996 plan covers options to purchase up to 135,000 shares; the 1990 plan covers options to purchase up to 50,000 shares; and the 1987 plan covers options to purchase up to 50,054 shares.

     In November 1995, the Company granted options to purchase an aggregate 95,000 shares of stock under the 1987 and 1990 stock option plans. Each option had an exercise price of $6.75, which was the fair value of High Point's common stock on the date of grant. All of these options vested within three months after the date of grant. As of December 31, 1997, options to purchase 3,000 shares have been exercised, and no options have been forfeited.

     In October 1997, the Company granted options to purchase an aggregate 5,000 shares of stock under the 1990 stock option plan. Each option had an exercise price of $12.625, which was the fair value of High Point's common stock on the date of grant. All of these options vested on the date of grant. As of December 31, 1997, none of these options have been exercised or forfeited.

     As of December 31, 1997, a total of 135,000 shares remain available for issuance under the Company's 1996 stock option plan.

     NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN. The Company maintains the 1996 Non-employee Director Stock Option Plan, which permits the Incentive Committee of High Point's Board of Directors to issue up to 105,000 shares of High Point's common stock to non-employee directors of High Point and NBSC. On February 20, 1996, the Incentive Committee granted options under this plan to purchase a total of 97,500 shares at an exercise price of $6.75 per share, the fair market value as of the date of grant. These options will vest at a rate of 20% a year for five years.

     The following table shows the activity in the Company's various stock option plans for the last three years.

                                                            Options outstanding
                                                                          Price per
                                                                Shares        share
                                                           ---------------------------
Balance, December 31, 1994                                           -          $ -
   Granted                                                      95,000           $6.75
                                                           ---------------------------
Balance, December 31, 1995                                      95,000           $6.75
   Granted                                                      97,500           $6.75
                                                           ---------------------------
Balance, December 31, 1996                                     192,500           $6.75
   Granted                                                       5,000          $12.63
   Exercised                                                    -6,000           $6.75
   Forfeited                                                   -13,500           $6.75
                                                           ---------------------------
Balance, December 31, 1997                                     178,000           $6.91
                                                           ===========================







     ACCOUNTING FOR STOCK OPTIONS. The Company follows APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations when accounting for its stock option plans. Accordingly, the Company has not recognized a compensation cost for its stock option plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires determination of compensation cost for stock option plans based on the fair value of the options awarded at the respective grant dates. If the Company calculated compensation cost in that manner, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars in thousands except per share numbers)                                1997          1996          1995
----------------------------------------------------------------------------------------------------------------
Net income                                 As reported                       $2,305        $4,807          $705
                                           Pro forma                         $2,270        $4,730          $627

Basic earnings per share                   As reported                        $0.61         $1.27         $0.19
                                           Pro forma                          $0.60         $1.22         $0.17

Diluted earnings per share                 As reported                        $0.60         $1.27         $0.19
                                           Pro forma                          $0.59         $1.22         $0.17

     In the preceding table, the fair value of each option award is estimated as of the date of grant using a binomial option-pricing model with the following weighted average assumptions:

     -  Expected volatility of 61% for 1995, 59% for 1996 and 31% for 1997.
     - A dividend rate of $0.10 per share beginning three years after the date of the grant.
     - A risk-free interest rate of 5.80% for 1995, 5.30% for 1996 and 5.50% for 1997.
     -  Expected option life of seven years.

     The following table summarizes information about the Company's stock options at December 31, 1997:

                                                Weighted
                                                Average
Range of          Number                        Remaining              Number
Exercise       Outstanding                      Contractual            Exercisable
Prices         at 12/31/97                      Life                   at 12/31/97
------------------------------------------------------------------------------------
$6.75            173,000                     8.0 years                   123,500
$12.63             5,000                    9.75 years                     5,000

10  COMMITMENTS AND CONTINGENCIES.

     CASH AND DUE FROM BANKS.  Based on its level of deposits, NBSC is required
     -----------------------
to maintain an average reserve balance with the Federal Reserve Bank of New York. The amount of this reserve balance at December 31, 1997 was approximately $763,000.

     LITIGATION.  From time to time, High Point and NBSC are defendants in legal
     ----------
proceedings relating to their respective businesses. Management does not believe that the outcome of any legal proceeding that was pending as of December 31, 1997, or any other contingent liability or commitment, will materially affect the Company's consolidated financial position or results of operations.

     COMMITMENTS WITH OFF-BALANCE SHEET RISK.  The consolidated balance sheets
     ---------------------------------------
do not reflect various commitments, such as commitments to extend credit and letters of credit, which the Company makes in the normal course of business. Management does not anticipate that the settlement of its outstanding off-balance sheet commitments will have a material adverse effect on the Company's financial position. However, as with typical loans, these commitments carry various degrees of credit risk.

     Commitments to extend credit are legally binding obligations with set expiration dates. When NBSC makes a loan commitment, management intends ultimately to make the loan. NBSC was committed to advance $23.0 million to borrowers as of December 31, 1997, compared to $16.6 million as of December 31, 1996. The majority of these commitments expire within one year. A total of $9.6 million of the 1997 commitments were for fixed rate loans; in 1996, fixed rate commitments totaled $6.6 million.

     Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. NBSC has entered into agreements to provide standby letters of credit totaling $779,000 as of December 31, 1997, compared to $832,000 as of December 31, 1996. An agreement to provide a standby letter of credit generally expires within one year.

     The Company estimates the fair value of a commitment to extend credit or of a standby letter of credit by using the fee currently charged to enter into such agreements, taking into account the remaining term of the agreement and the creditworthiness of the prospective borrower(s). The following table shows the contract amount and the estimated fair value of NBSC's outstanding standby letters of credit and commitments to extend credit at December 31, 1997 and 1996:

                                                   December 31, 1997                      December 31, 1996
                                               -------------------------------------------------------------------
                                                  Contract    Estimated                   Contract    Estimated
(in thousands)                                    Amount      Fair Value                  Amount      Fair Value
------------------------------------------------------------------------------------------------------------------
Commitments to extend credit                     $39,046     $ -                         $32,544      $-
Standby letters of credit                            779     $3                             $832      $7

     NON-CANCELABLE LEASE OBLIGATIONS.  In 1988, NBSC sold certain banking and
     --------------------------------
other premises to FMI, Inc. The banking premises were leased back to NBSC for periods ranging from 10 to 15 years. NBSC realized a gain on this transaction, which has been deferred and is being amortized into income over the applicable lease terms. As of December 31, 1997, the unamortized deferred gain was approximately $216,000, compared to an unamortized deferred gain of approximately $363,000 as of December 31, 1996. FMI, Inc. is a wholly-owned subsidiary of Franklin Mutual Insurance Co., which owns 6.6% of High Point's outstanding common stock. The president of FMI, Inc. is a member of High Point's Board of Directors.

     NBSC's minimum rental commitments for all of its branches, based on lease terms in effect as of December 31, 1997 (and without regard to renewals) are as follows: $320,000 for 1998, $212,000 for 1999, $212,000 for 2000, $198,000 for
2001, $98,000 for 2002, and a total of $235,000 thereafter. These amounts include rent that NBSC will pay to FMI Inc. for the six NBSC branches that FMI owns. Specifically, NBSC's minimum rental commitments to FMI are $261,000 for 1998 and $152,000 for each year from 1999 to 2003. The Company's rental expenses amounted to $421,000 for 1997, $434,000 for 1996, and $457,000 for
1995, including rental payments to FMI, Inc. of $370,000 each year.

     In the first half of 1998, NBSC anticipates repurchasing the six branches from FMI at fair market value which will be determined at the time of closing.

11  COMMON STOCK TRANSACTIONS.

     As of December 31, 1997, 60,928 shares of common stock are reserved for issuance under High Point's Dividend Reinvestment and Common Stock Purchase Plan.

     In 1996 High Point issued shares in connection with its Cancelable Mandatory Stock Purchase Contracts. See Note 15 on page 51.

12  DEPOSITS.

     SFAS No. 107 requires disclosure of the carrying amount and estimated fair value of deposits. In the table below, the fair value of deposits with no stated maturity, such as demand deposits, savings accounts, and money market accounts, is recorded as the amount payable on demand as of the date shown. The fair value of certificates of deposit due after one year is based on the discounted value of contractual cash flows. The Company estimates the discount rate using the rates currently offered for deposits of similar remaining maturities.


                                                                 December 31, 1997           December 31, 1996
                                                        --------------------------------------------------------
                                                             Carrying     Estimated      Carrying     Estimated
(in thousands)                                                 Amount    Fair Value        Amount    Fair Value
----------------------------------------------------------------------------------------------------------------
Non-interest bearing demand                                 $  40,366     $  40,366     $  43,149     $  43,149
Interest bearing demand                                        31,447        31,447        26,627        26,627
Savings and Money Market deposit accounts                      61,498        61,498        58,235        58,235
Certificates of deposit under $100,000:
   Maturing or repricing within three months                   16,040        16,040        14,100        14,100
   Maturing or repricing between three months and one year     28,357        28,357        22,160        22,160
   Maturing or repricing between one and three years            8,743         8,843        12,222        12,393
   Maturing or repricing between three and five years           2,863         2,933         4,002         4,111
   Maturing or repricing beyond five years                      1,493         2,388         1,683         2,418
                                                        --------------------------------------------------------
                                                               57,496        58,561        54,167        55,182
                                                        --------------------------------------------------------
Certificates of deposit $100,000 and over:
   Maturing or repricing within three months                    3,174         3,174         3,745         3,745
   Maturing or repricing between three months and one year      3,313         3,313         2,084         2,084
   Maturing or repricing between one and three years              307           307           140           143
   Maturing or repricing between three and five years             484           484           268           268
   Maturing or repricing beyond five years                        345           656           439           664
                                                        --------------------------------------------------------
                                                                7,623         7,934         6,676         6,904
                                                        --------------------------------------------------------
Total deposits                                               $198,430      $199,806      $188,854      $190,097
                                                        ========================================================

[CAPTION]


13  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.

     The Company uses portions of its interest in the Vanguard money market fund when it sells securities under agreements to repurchase. The table below summarizes information relating to those securities sold for 1997, 1996, and 1995. For purposes of the table, the average amount outstanding was calculated based on a daily average. Because the agreements to repurchase securities sold generally mature in ninety days or less, the "balance" in the table approximates market value on the dates presented.

         (in thousands)                                                        1997          1996          1995
-----------------------------                                          -----------------------------------------
Balance at December 31                                                     $  8,201      $  5,054      $  2,959
Interest rate at December 31                                                  4.75%         2.89%         3.52%
Maximum amount outstanding at any month-end during the year               $  18,101      $  8,580      $  5,189
Average amount outstanding during the year                                $  10,805      $  5,479      $  3,735
Weighted average interest rate during the year                                3.48%         3.04%         3.46%

14  LONG TERM DEBT AND NOTE PAYABLE

     In August 1997, NBSC sold $5 million in securities under an agreement to repurchase to the Federal Home Loan Bank of New York. The securities bear an interest rate of 5.98% and have a maturity date of August 20, 2002, subject to an early call at the option of the Federal Home Loan Bank on August 20, 2000 and quarterly thereafter. The fair value of the securities under an agreement to repurchase is based on the discounted value of contractual cash flows The Company estimates the discount rate using the rates currently offered for securities under agreements to repurchase of similar remaining maturities.

     Until recently, High Point was obligated under a note payable to an unaffiliated bank. That note, which was scheduled to mature on January 2, 1998, was secured by the land held for sale discussed in Note 6 on page 44. In May 1997, High Point satisfied the note payable using the proceeds of a $500,000 dividend from NBSC and other funds. Although the outstanding balance on the note was $821,000 at the time of repayment, High Point's lender agreed to cancel the note in exchange for the early payment of $770,000 plus outstanding interest, effectively, forgiving $51,000 on the debt. That $51,000 is included on the Company's income statement in "other income."

15 REDEEMABLE SUBORDINATED DEBENTURES AND CANCELABLE MANDATORY STOCK PURCHASE CONTRACTS.

     High Point satisfied all of its remaining 8.5% Redeemable Subordinated Debentures due March 1, 1997 (the "Debentures") by making the final interest payment of $3,000 and repaying the remaining $127,000 in principal. Before they were retired, certain of the Debentures secured Cancelable Mandatory Stock Purchase Contracts ("Equity Contracts"), which required the holders to purchase $401,000 of High Point's common stock for $19.17 per share (after adjustment for stock dividends and certain other events) no later than March 1, 1996. An Equity Contract holder could purchase High Point stock by paying cash or by surrendering Debentures with a corresponding principal amount. On March 1, 1996, $384,000 in Debentures were surrendered to satisfy stock purchase obligations under Equity Contracts. The remaining Equity Contract obligations were satisfied by the payment of cash.

16  REGULATORY CAPITAL REQUIREMENTS.

     High Point and NBSC are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators that could have a direct material effect on the Company's or NBSC's financial statements. Management believes, as of December 31, 1997, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

     Applicable capital adequacy guidelines involve quantitative measures of the assets, liabilities, and certain off-balance sheet items of banks and bank holding companies, calculated in accordance with regulatory accounting practices. In addition, regulators are authorized to make qualitative judgments about issues such as components and risk weightings that can affect the overall evaluation of a financial institution's capital adequacy.

     In order to be considered "well-capitalized," the Company and NBSC must maintain minimum amounts of total and Tier I capital, and minimum ratios of capital to risk-adjusted assets. "Tier I capital" is defined in the applicable regulations to include tangible stockholders' equity for common stock, certain perpetual preferred stock, and certain mandatory convertible securities. "Risk-adjusted assets" are defined in the applicable regulations as total assets, plus certain off-balance sheet items that are adjusted for predefined credit risk factors.

     As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized NBSC as "well-capitalized," and the most recent notification from the Federal Reserve Bank of New York placed the Company in the same category. Management is not aware of any conditions or events that have occurred since the Company received those notifications that would affect the capital adequacy rating of either the Company or NBSC.

  The following table summarizes NBSC's capital position:

                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                              For Capital             Prompt Corrective
(dollars in thousands)                               Actual                Adequacy Purposes:        Action Provisions:
                                           ---------------------------------------------------------------------------------
                                                  Amount         Ratio       Amount         Ratio        Amount       Ratio
                                           ---------------------------------------------------------------------------------
As of December 31, 1997:
  Total Capital (to Risk
      Weighted Assets)                           $20,763          16.80%   >=$9,886           >=8.0%  >=$12,359       >=10.0%
  Tier I Capital
       (to Risk Weighted Assets)                 $19,187          15.52%   >=$4,943           >=4.0%  >=$7,415        >=6.0%
  Tier I Capital
       (to Average Assets)                       $19,187          8.02%    >=$9,563           >=4.0%  >=$11,955       >=5.0%

As of December 31, 1996:
  Total Capital (to Risk
      Weighted Assets)                           $18,159         15.87%    >=$9,154           >=8.0%  >=$11,443       >=10.0%
  Tier I Capital
       (to Risk Weighted Assets)                 $16,697         14.59%    >=$4,577           >=4.0%  >=$6,865        >=6.0%
  Tier I Capital
       (to Average Assets)                       $16,697          7.75%    >=$8,620           >=4.0%  >=$10,776       >=5.0%

The following table summarizes the Company's capital position:

                                                                                                          To Be Well
                                                                                                      Capitalized Under
                                                                              For Capital             Prompt Corrective
(dollars in thousands)                               Actual                Adequacy Purposes:        Action Provisions:
                                           ---------------------------------------------------------------------------------
                                                  Amount         Ratio       Amount         Ratio        Amount       Ratio
                                           ---------------------------------------------------------------------------------
As of December 31, 1997:
  Total Capital (to Risk
      Weighted Assets)                           $22,864          18.21%  >=$10,044          >=8.0%  >=$12,556        >=10.0%
  Tier I Capital
       (to Risk Weighted Assets)                 $21,262          16.94%  >=$5,022           >=4.0%  >=$7,533         >=6.0%
  Tier I Capital
       (to Average Assets)                       $21,262           8.84%  >=$9,623           >=4.0%  >=$12,029        >=5.0%

As of December 31, 1996:
  Total Capital (to Risk
      Weighted Assets)                           $19,787          17.00%  >=$9,310           >=8.0%  >=$11,638        >=10.0%
  Tier I Capital
       (to Risk Weighted Assets)                 $18,175          15.62%  >=$4,655           >=4.0%  >=$6,982         >=6.0%
  Tier I Capital
       (to Average Assets)                       $18,175           8.35%  >=$8,709           >=4.0%  >=$10,886        >=5.0%

     Like all national banks, NBSC is subject to restrictions on the dividends that it can declare. In particular, NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the Office of the Comptroller of the Currency. In addition, NBSC may not pay dividends while it has losses that exceed its aggregate retained earnings. NBSC's earnings for 1997, plus the retained earnings from the prior two years, are $8.7 million. NBSC has aggregate retained earnings of $2.96 million as of December 31, 1997.

17  FAIR VALUE OF FINANCIAL INSTRUMENTS.

     The following table presents the fair value and the carrying value of the Company's financial instruments. The recorded carrying values for cash and cash equivalents, federal funds purchased, interest bearing deposits with banks, and securities sold under agreements to repurchase approximate fair value because those instruments mature within one year and do not present unanticipated credit risks.

                                                                 For the year ended         For the year ended
                                                                 December 31, 1997           December 31, 1996
                                                              Carrying         Fair      Carrying          Fair
(in thousands)                                                   Value        Value         Value         Value
----------------------------------------------------------------------------------------------------------------
Financial Assets:
  Cash and cash equivalents                                    $20,989      $20,989       $14,528       $14,528
  Interest bearing deposits with banks                               -            -           123           123
  Securities available for sale, at fair value (Note 2)         52,854       52,854        53,575        53,575
  Securities held to maturity (Note 2)                          24,766       24,923        22,667        22,698
  Loans held for sale, at fair value                                88           88           178           178
  Loans (Note 3)                                               126,687      127,000       114,631       114,000
----------------------------------------------------------------------------------------------------------------
     Total financial assets                                   $225,384     $225,854      $205,702      $205,102
----------------------------------------------------------------------------------------------------------------
Financial Liabilities:
  Deposits (Note 12)                                          $198,430     $199,806      $188,854      $190,097
  Federal funds purchased and securities sold under
    agreements to repurchase (Note 13)                           8,201        8,201         5,054         5,054
  Note payable (Note 14)                                           ---          ---           846           846
  Redeemable subordinated debentures (Note 15)                     ---          ---           127           127
  Long-term repurchase agreement (Note 15)                       5,000        5,057           ---           ---
  Standby letters of credit                                        ---            3           ---             7
----------------------------------------------------------------------------------------------------------------
     Total financial liabilities                              $211,631     $213,067      $194,881      $196,131
----------------------------------------------------------------------------------------------------------------

    For the methods that management uses to estimate the fair value of other financial instruments, see the Notes cited in the table. For the Company's policy regarding presentation of fair value of financial instruments, see Note 1 on page 39, under the heading "Fair value of financial instruments."


18  OTHER EXPENSES.

     Certain components of non-interest expense are discussed in Notes 8 and 9 (regarding various employee benefits), Note 10 under "Non-cancelable lease obligations" (regarding rent), and Note 4 (regarding other real estate). "Other non-interest expense" for the years ended December 31, 1997, 1996, and 1995 consisted of the following:

              (in thousands)                                                   1997          1996          1995
                                                                       -----------------------------------------
              Legal fees                                                       $186          $276          $247
              FDIC insurance assessment                                          23           170           383
              Impairment on land held for sale                                  ---           250            29
              Marketing                                                         238           216           315
              Printing and supply                                               249           239           196
              Other                                                           1,658         1,562         1,511
                                                                       -----------------------------------------
                                                                             $2,354        $2,713        $2,681
                                                                       -----------------------------------------


19  HIGH POINT FINANCIAL CORP. (PARENT COMPANY ONLY).

     High Point has one wholly-owned subsidiary, NBSC. High Point recognizes NBSC's net income using the equity method of accounting. Accordingly, income or loss for NBSC is recorded as an adjustment in High Point's investment in the subsidiary. Condensed financial statements of the parent company only follow:

CONDENSED BALANCE SHEETS
(in thousands)
                                                                                                  December 31,
ASSETS                                                                                       1997          1996
----------------------------------------------------------------------------------------------------------------
  Cash                                                                                        $25            $6
  Federal funds sold                                                                          115           240
  Interest bearing deposits with banks (escrow with lending bank)                             ---           123
  Securities available for sale                                                                17           212
  Investment in bank subsidiary                                                            20,317        18,493
  Land held for sale (Note 14)                                                              1,865         1,885
  Other assets                                                                                 18            12
----------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                        $22,357       $20,971
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Other liabilities                                                                           $14           $21
  Note payable (Note 14)                                                                      ---           846
  Redeemable subordinated debentures                                                          ---           127
  Stockholders' equity                                                                     22,343        19,977
----------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $22,357       $20,971
================================================================================================================

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)
                                                                                    Year Ended December 31,
INCOME                                                                         1997          1996          1995
----------------------------------------------------------------------------------------------------------------
  Gain on sale of securities available for sale                                $---          $---           $19
  Dividends from subsidiary                                                     700           ---           ---
  Other income                                                                   61            62            54
----------------------------------------------------------------------------------------------------------------
       TOTAL INCOME                                                             761            62            73
----------------------------------------------------------------------------------------------------------------
EXPENSE
  Interest expense                                                               32           131           180
  Non-interest expenses                                                         233           439           283
----------------------------------------------------------------------------------------------------------------
       TOTAL EXPENSE                                                            265           570           463
----------------------------------------------------------------------------------------------------------------
Income (loss) before benefit for income taxes and
  cumulative effect for change in accounting principle                          496          (508)         (390)
Benefit for income taxes                                                        (69)          ---           ---
----------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect for change in accounting principle       565          (508)         (390)
Cumulative effect of change in accounting principle                             ---           ---          (370)
----------------------------------------------------------------------------------------------------------------
Income (loss) before equity in undistributed
  income (loss) of subsidiaries                                                 565          (508)         (760)
Equity in undistributed income of subsidiaries                                1,740         5,315         1,465
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $2,305        $4,807          $705
================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                               1997          1996          1995
----------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                                   $2,305        $4,807          $705
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Accretion on securities                                                      ---            (1)           (1)
   Gain on sale of securities                                                   ---           ---           (19)
   Discount received on matured investment                                        3           ---           ---
   Unrealized loss on land held for sale                                        ---           250           399
   (Increase) decrease in other assets                                           (9)           46           140
   Decrease in other liabilities                                                 (9)          (28)          (58)
   Equity in undistributed income of subsidiaries                            (1,740)       (5,315)       (1,465)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             550          (241)         (299)
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Proceeds from sale and maturity of securities available for sale              198           ---           263
  Purchase of securities                                                        ---           ---           (13)
  (Increase) decrease in interest bearing deposits                              123             2            (1)
  Proceeds received from option on land held for sale                            20           ---           ---
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                       341             2           249
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Repayments of long-term debt                                                 (973)         (424)         (212)
  Purchase of treasury stock                                                    (64)          ---           ---
  Exercise of stock options                                                      40           ---           ---
  Proceeds from equity contract conversion                                      ---           396           ---
----------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                          (997)          (28)         (212)
----------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (106)         (267)         (262)
Cash and cash equivalents, beginning of year                                    246           513           775
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $140          $246          $513
----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                                 $41          $131          $180

20 SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED).
     (dollars in thousands, except per share amounts)

     The following quarterly financial information for the two years ended December 31, 1997 is unaudited. However, in the opinion of management, this information reflects all adjustments necessary to present fairly the results of operations for the covered periods. Results of operations for a particular period is not necessarily indicative of the results for the entire year or for any other interim period.

(in thousands, except per share amounts)

                   1997                                       March 31      June 30  September 30   December 31
----------------------------------------------------------------------------------------------------------------

Total interest income                                           $3,794       $3,940        $4,514        $4,271
Net interest income                                              2,347        2,439         2,856         2,552
Provision for possible loan losses                                 ---          ---           ---           ---
Net income before provision (benefit) for
   income taxes                                                    708          878         1,211         1,094
Provision for income taxes                                         286          354           496           450
Net income                                                         422          524           715           644
Basic earnings per share                                          0.11         0.14          0.19          0.17
Diluted earnings per share                                        0.11         0.14          0.18          0.17

                   1996                                       March 31      June 30  September 30   December 31
----------------------------------------------------------------------------------------------------------------
Total interest income                                           $3,480       $3,462        $3,664        $3,823
Net interest income                                              2,050        2,066         2,208         2,347
Provision for possible loan losses                                 ---          ---           ---           ---
Net income before provision (benefit) for
income taxes                                                       511          408           296           911
Provision (benefit) for income taxes                              (246)        (368)       (2,472)          405
Net income                                                         757          776         2,768           506
Basic earnings per share                                          0.20         0.21          0.73          0.13
Diluted earnings per share                                        0.20         0.21          0.73          0.13

21  EARNINGS PER SHARE

    The following table shows the Company's earnings per share calculation:

                                                                                          Average
                                                                                           Common
                                                                                        share and
                                                                                           Common      Earnings
                                                                                Net         Share     Per-share
                                                                             Income   Equivalents        Amount
                                                                       -----------------------------------------
(Dollars in thousands)                                                           For the year ended 1997
Net income                                                                   $2,305
Basic earnings per share:
                                                                       -------------
  Income available to common shareholders                                     2,305     3,786,480            $0.61
                                                                                                  --------------

Options issued to Executives and directors                                                 65,897
                                                                       ---------------------------
Diluted earnings per share:
  Income available to common shareholders
     plus assumed conversions                                                $2,305     3,852,377            $0.60
                                                                       -----------------------------------------

                                                                                   For the year ended 1996
Net income                                                                   $4,807
Basic earnings per share:
                                                                       -------------
  Income available to common shareholders                                     4,807     3,779,364            $1.27
                                                                                                  --------------

Options issued to Executives and directors                                                  7,543
                                                                       ---------------------------
Diluted earnings per share:
  Income available to common shareholders
     plus assumed conversions                                                $4,807     3,786,907            $1.27
                                                                       -----------------------------------------


                                                                                   For the year ended 1995
Net income                                                                     $705
Basic earnings per share:
                                                                       -------------
  Income available to common shareholders                                       705     3,745,760            $0.19
                                                                                                  --------------

Options issued to Executives and directors                                                      -
                                                                       ---------------------------
Diluted earnings per share:
  Income available to common shareholders
     plus assumed conversions                                                  $705     3,745,760            $0.19
                                                                       -----------------------------------------

        Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The restatement had no impact on the Company's reported earnings per share for 1996 and 1995.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                              PART III

Item 10.      Directors and Executive Officers of the Registrant

   The information required by this item is incorporated by reference to the information contained in the following places:

     - Under the heading "Election of Directors" on pages 1 through and including 2 in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 proxy Statement").
     - Under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the 1998 Proxy Statement.
     -   In Item 4A on page 6, of this annual report.

ITEM 11.    EXECUTIVE COMPENSATION.

  The information required by this item is incorporated by reference to the information contained under the following headings in the 1998 Proxy Statement:

  .  "Executive Compensation and Other Information" on page 5.
  .  "Stock Option Plans" on pages 7 through and including 8.
  .  "Change of Control Agreements" on page 8.
  .  "Compensation of Directors" on page 10.

This incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the information contained under the heading "Security Ownership of Certain Beneficial Owners, Directors and Management" on pages 3 through and including 4 of the 1998 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the information contained under the heading "Transactions with Directors and Management" on page 10 of the 1998 Proxy Statement and under the heading "Compensation Committee Interlocks and Insider Participation" on page 6 of the 1998 Proxy Statement.

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

  3(b) By-laws of High Point Financial Corp., as amended, February 20, 1996 incorporated by reference to Exhibit 3(b) in the Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

  10(b) Directors Deferred Income Agreement, between High Point Financial Corp. and C. Edward McCracken, incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**

  10(c) Directors Deferred Income Agreement, between High Point Financial Corp. and Richard M. Roy, incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**
____________
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
** Indicates a management contract or compensatory plan or arrangement.

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

  10(l) Change of Control Agreement, dated October 1, 1996 between the National Bank of Sussex County and High Point Financial Corp., and Michael A. Dickerson incorporated by Reference to Exhibit 10(l) to the Annual Report on Form 10-K For the fiscal year ended December 31, 1996.**

___________
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement

  10(m) Change of Control Agreement, dated October 1, 1996 between the National Bank of Sussex County and High Point Financial Corp., and Gregory W. A. Meehan incorporated by Reference to Exhibit 10(m) to the Annual Report on Form 10-K For the fiscal year ended December 31, 1996.**

  10(n) Change of Control Agreement, dated October 1, 1996 between the National Bank of Sussex County and High Point Financial Corp., and Robert A. Vandenbergh incorporated by Reference to Exhibit 10(n) to the Annual Report on Form 10-K For the fiscal year ended December 31, 1996.**

  10(o) The High Point Financial Corp. 1990 Employee Stock Option Incentive Plan, incorporated by reference to Exhibit 28(a) to the Registration Statement on Form S-8 filed by High Point on November 6, 1990 (No. 33-37621).**

  10(p) Amendment to the Executive Supplemental Income Agreement, between The National Bank of Sussex County and Gregory W. A. Meehan, effective July 1, 1991, incorporated by reference to Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

  10(q) Amendment to the Executive Supplemental Income Agreement, between High Point Financial Corp. and Michael A. Dickerson, effective July 1, 1991, incorporated by reference to Exhibit 10(y) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

  10(r) Consolidated Loan and Security Agreement dated December 31, 1991, between High Point Financial Corp. and National Westminster Bank NJ, incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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

__________
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

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

  10(ab) 1996 Non-employee Director Stock Option Plan is incorporated by reference to Exhibit 10(ab) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 .**

  10(ac) 1996 Employee Incentive Stock Option Plan is incorporated by reference to Exhibit 10(ac) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

__________
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

  10(ad) Salary Continuation Agreement dated December 17, 1996 between the
         National Bank of Sussex County and Michael A. Dickerson is incorporated by reference to Exhibit 10(ad) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**


  10(ae) Salary Continuation Agreement dated December 17, 1996 between the
         National Bank of Sussex County and Gregory W.A. Meehan is incorporated by reference to Exhibit 10(ae) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

  10(af) Salary Continuation Agreement dated December 17, 1996 between the
         National Bank of Sussex County and Robert A. Vandenbergh is incorporated by reference to Exhibit 10(af) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

  10(ag)  Amendment No. 1 to Salary Continuation Agreement dated
          April 15, 1997 between the National Bank of Sussex County and Michael A. Dickerson.**

  10(ah)  Amendment No. 1 to Salary Continuation Agreement dated
          April 15, 1997 between the National Bank of Sussex County and Gregory W. A. Meehan.**

  10(ai)  Amendment No. 1 to Salary Continuation Agreement dated
          April 15, 1997 between the National Bank of Sussex County and Robert A. Vandenbergh.**

  11      Statement of computation of per share earnings

  21      List of subsidiaries

  23      Consent of Arthur Andersen LLP

   * Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
  ** Indicates a management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HIGH POINT FINANCIAL CORP.

     Dated:        March 17, 1998



     By /s/Gregory W. A. Meehan                By /s/ Rita A. Myers
    ----------------------------              ---------------------------
     Gregory W. A.  Meehan,                    Rita A. Myers
     Vice President and Treasurer              Comptroller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                                  Capacity                                     Date

    /s/ Charles L. Tice                        Chairman of the Board                    March 17, 1998
    -----------------------------
     (Charles L. Tice)

    /s/ Michael A. Dickerson                   President, Chief Executive               March 17, 1998
    -----------------------------
     (Michael A. Dickerson)                    Officer and Director

    /s/Gregory W. A. Meehan                    Vice President and Treasurer             March 17, 1998
    -----------------------------
     (Gregory W. A. Meehan)                    (Principal Financial Officer)

    /s/ Rita A. Myers                          Comptroller                              March 17, 1998
    -----------------------------
    (Rita A. Myers)                            (Principal Accounting Officer)

    /s/ William A. Dolan                       Director                                 March 17, 1998
    -----------------------------
     (William A. Dolan, II)


                                               Director
    -----------------------------
     (Larry R. Condit)


    /s/ Rhea C. Fountain, III                  Director                                 March 17, 1998
    -----------------------------
     (Rhea C. Fountain, III)


    /s/ George H. Guptill, Jr.                 Director                                 March 17, 1998
    -----------------------------
     (George H. Guptill, Jr.)


    /s/ Stanley A. Koza                        Director                                 March 17, 1998
    -----------------------------
     (Stanley A. Koza)


    /s/ Charles L. Lain                        Director                                 March 17, 1998
    -----------------------------
     (Charles L. Lain)


    /s/ Richard M. Roy                         Vice Chairman and Director               March 17, 1998
    -----------------------------
     (Richard M. Roy)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1997

                           HIGH POINT FINANCIAL CORP.

             (Exact name of registrant as specified in its charter)

                             INDEX TO THE EXHIBITS

         3(a)      Restated Certificate of Incorporation of High Point                *
                   Financial Corp. incorporated by reference to Exhibit 4(a)
                   to the Registration Statement on Form S-3 filed by the
                   Company on October 30, 1987 (No.33-18226) and Amendment
                   No.2 thereto, filed by the Company on March 24, 1988.

         3(b)      By-laws of High Point Financial Corp., as amended, February        *
                   20, 1996 incorporated by reference to Exhibit 3(b) in the
                   Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1995.

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

------------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

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

        10(j)     Executive Supplemental Income Agreement, between High Point         *
                  Financial Corp. and Michael A. Dickerson, incorporated by
                  reference to Exhibit 10(q) to the Annual Report on Form 10-
                  K for the fiscal year ended December 31, 1988.**

        10(k)     Lease Agreement, dated June 23, 1988, between The National          *
                  Bank of Sussex County and FMI, Inc., incorporated by
                  reference to Exhibit 10(s) to the Annual Report on Form 10-
                  K for the fiscal year ended December 31, 1988.

        10(l)     Change of Control Agreement, dated October 1, 1996 between          *
                  the National Bank of Sussex County and High Point Financial
                  Corp., and Michael A. Dickerson incorporated by reference
                  to Exhibit 10(l) to the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996.**

        10(m)     Change of Control Agreement, dated October 1, 1996 between          *
                  the National Bank of Sussex County and High Point Financial
                  Corp., and Gregory W. A. Meehan incorporated by reference
                  to Exhibit 10(m) to the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996.**

        10(n)     Change of Control Agreement, dated October 1, 1996 between          *
                  the National Bank of Sussex County and High Point Financial
                  Corp., and Robert A. Vandenbergh incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1996.**

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

        10(p)      Amendment to the Executive Supplemental Income Agreement,          *
                   between The National Bank of Sussex County and Gregory W. A.
                   Meehan, effective July 1, 1991, incorporated by reference to
                   Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

        10(q)      Amendment to the Executive Supplemental Income Agreement,          *
                   between High Point Financial Corp. and Michael A. Dickerson, effective July 1, 1991, incorporated by reference to Exhibit
                   10(y) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

        10(r)      Consolidated Loan and Security Agreement dated December 31,        *
                   1991, between High Point Financial Corp. and National
                   Westminster Bank NJ, incorporated by reference to Exhibit 10(z)
                   to the Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1991.

        10(s)      Amendment to the Executive Supplemental Income Agreement,          *
                   between High Point Financial Corp. and Michael A. Dickerson, effective January 1, 1993, incorporated by reference to Exhibit
                   10(s) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.**

        10(t)      February, 1993 Modification to Consolidated Loan and Security      *
                   Agreement between High Point Financial Corp. and National
                   Westminster Bank, New Jersey, dated February 26, 1993.,
                   incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

        10(u)      Amendment to the Directors Deferred Income Agreement, between      *
                   The National Bank of Sussex County and Larry R. Condit, dated
                   April 1, 1993, incorporated by reference to Exhibit 10(w) to the Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993.**

        10(v)      Amendment to the Directors Deferred Income Agreement, between      *
                   The National Bank of Sussex County and C. Edward McCracken,
                   dated April 1, 1993, incorporated by reference to Exhibit 10(x)
                   to the Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993.**

----------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

         10(w)    Amendment to the Directors Deferred Income Agreement, between       *
                  High Point Financial Corp. and C. Edward McCracken, dated April
                  1, 1993, incorporated by reference to Exhibit 10(y) to the
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1993.**

         10(x)    Amendment to the Directors Deferred Income Agreement, between       *
                  The National Bank of Sussex County and Richard M. Roy, dated
                  April 1, 1993, incorporated by reference to Exhibit 10(z) to the Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1993.**

         10(y)    Amendment to the Directors Deferred Income Agreement, between       *
                  High Point Financial Corp. and Richard M. Roy, dated April 1,
                  1993, incorporated by reference to Exhibit 10(aa) to the Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1993.**

         10(z)    Amendment to the Directors Deferred Income Agreement, between       *
                  The National Bank of Sussex County and William A. Dolan, II,
                  dated April 1, 1993, incorporated by reference to Exhibit
                  10(ab) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993.**

        10(aa)    Modified Term Note dated December 28, 1994 between High Point       *
                  Financial Corp. and National Westminster Bank, NJ.,
                  incorporated by reference to Exhibit 10(ac) to the Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1994.

        10(ab)    1996 Non-employee Director Stock Option Plan is incorporated by     *
                  reference to Exhibit 10(ab) to the Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1996 .**

        10(ac)    1996 Employee Incentive Stock Option Plan is incorporated by        *
                  reference to Exhibit 10(ac) to the Annual Report on Form 10-K
                  for the fiscal year ended December 31, 1996.**

        10(ad)    Salary Continuation Agreement dated December 17, 1996 between       *
                  the National Bank of Sussex County and Michael A. Dickerson is
                  incorporated by reference to Exhibit 10(ad) to the Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1996.**

        10(ae)    Salary Continuation Agreement dated December 17, 1996 between       *
                  the National Bank of Sussex County and Gregory W. A. Meehan is
                  incorporated by reference to Exhibit 10(ae) to the Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1996.**

----------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

        10(af)    Salary Continuation Agreement dated December 17, 1996 between       *
                  the National Bank of Sussex County and Robert A. Vandenbergh is
                  incorporated by reference to Exhibit 10(af) to the Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1996.**

        10(ag)    Amendment No. 1 to Salary Continuation Agreement dated April
                  15, 1997 between the National Bank of Sussex County and Michael
                  A. Dickerson.**                                                    71

        10(ah)    Amendment No. 1 to Salary Continuation Agreement dated April
                  15, 1997 between the National Bank of Sussex County and Gregory
                  W. A. Meehan.**                                                    74

        10(ai)    Amendment No. 1 to Salary Continuation Agreement dated April
                  15, 1997 between the National Bank of Sussex County and Robert
                  A. Vandenbergh.**                                                  77

        11        Statement of computation of per share earnings                     80

        21        List of subsidiaries                                               81

        23        Consent of Arthur Andersen LLP                                     82

----------------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1997.