Form 10-Q
period 1998-03-31
HIGH POINT FINANCIAL CORP
filed 1998-05-13
CIK 708815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    March 31, 1998
                                                                  --------------
                                                  OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number                                            0-12430

                          HIGH POINT FINANCIAL CORP.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              New Jersey                                    22-2426221
 --------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification No.)

   Branchville Square, Branchville, New Jersey                 07826
---------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                (973) 948-3300
       --------------------------------------------------------------------
             (Registrant's telephone number, including area code)


       --------------------------------------------------------------------
             (Former name, former address and former fiscal year,
              if changed since last report.)

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

As of March 31, 1998 there were 3,786,480 shares outstanding of Common Stock, no par value.

                          HIGH POINT FINANCIAL CORP.

                                Form 10-Q Index

                        Part I       Financial Information
Item 1.      Financial Statements:

             Consolidated Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997              1


             Consolidated Income Statements - Unaudited Three Months Ended March  31, 1998 and 1997      2


             Consolidated Statements of Changes in Shareholders' Equity - unaudited Three months ended
                   March 31, 1998 and 1997                                                               3

             Consolidated Statements of Cash Flows - Unaudited Three Months Ended
                   March 31, 1998 and 1997                                                               4

             Notes to Consolidated Financial Statements (unaudited)                                      5

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations       6


Item 3.      Quantitative and Qualitative Disclosures About Market Risk                                 16

                        Part II      Other Information

Item 1.      Legal Proceedings                                                                          17

Item 2.      Changes in Securities and Use of Proceeds                                                  17

Item 3.      Defaults Upon Senior Securities                                                            17

Item 4.      Submission of Matters to a Vote of Security Holders                                        17

Item 5.      Other Information                                                                          17

Item 6.      Exhibits and Reports on Form 8-K                                                           17

             The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

Item 1.  Financial Information

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

                                                                                    March  31, 1998        December 31,
ASSETS                                                                               (unaudited)               1997
----------------------------------------------------------------------------------------------------------------------
 Cash and due from banks                                                                $9,052                 $9,789
 Federal funds sold                                                                     15,200                 11,200
----------------------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                                  24,252                 20,989
 Securities:
   Available for sale, at fair value                                                    50,439                 52,854
   Held to maturity, at cost (market value of $22,022  in 1998 and
      $24,923 in 1997)                                                                  21,873                 24,766
----------------------------------------------------------------------------------------------------------------------
        Total securities                                                                72,312                 77,620
 Loans held for sale                                                                        32                     88
 Loans                                                                                 132,736                126,687
    Add: Deferred expenses                                                                  41                     35
    Less: Allowance for possible loan losses                                            (4,156)                (4,120)
----------------------------------------------------------------------------------------------------------------------
           Net loans                                                                   128,621                122,602
 Land held for sale                                                                      1,865                  1,865
 Premises and equipment - net                                                            3,068                  3,135
 Accrued interest receivable                                                             1,220                  1,315
 Other real estate                                                                       1,010                    989
 Cash surrender value of life insurance policies                                         5,211                  5,147
 Other assets                                                                            2,401                  2,578
----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                    $239,992               $236,328
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Deposits:
   Transaction accounts:
     Interest bearing                                                                  $32,752                $31,447
     Non-interest bearing                                                               39,346                 40,366
   Savings accounts                                                                     61,411                 61,498
   Time accounts (includes CDs $100 or over of $9,207 and $7,623 on
      March 31, 1998 and December 31, 1997, respectively)                               67,890                 65,119
----------------------------------------------------------------------------------------------------------------------
       Total deposits                                                                  201,399                198,430
  Securities sold under agreements to repurchase                                         7,968                  8,201
  Long-term debt                                                                         5,000                  5,000
  Accrued expenses and other liabilities                                                 2,718                  2,354
----------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                               217,085                213,985
----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
  Preferred stock, authorized 1,000,000 shares, no shares issued                          ----                   ----
  Common stock, no par value; stated value $5 per share; authorized 5,000,000
     shares, outstanding 3,786,480 shares                                               18,932                 18,932
  Additional Paid-in-Capital                                                             5,759                  5,767
  Accumulated Deficit                                                                   (2,003)                (2,517)
  Accumulated other comprehensive income                                                   219                    161
----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                         22,907                 22,343
----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $239,992               $236,328
----------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED INCOME STATEMENTS - (UNAUDITED)
(dollars in thousands, except per share data)

                                                                                         Three Months Ended March 31,
                                                                                          1998                  1997
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest income and fees on loans                                                       $2,831                 $2,541
Interest on securities - taxable                                                         1,196                  1,200
Interest on securities -non-taxable                                                          1                      -
Interest on federal funds sold and
   deposits with other banks                                                               177                     53
--------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                                                4,205                  3,794
--------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                                                     1,506                  1,371
Interest on other borrowed money                                                           103                     55
Interest on note payable and other
   long-term debt                                                                           79                     21
--------------------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                                               1,688                  1,447
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                      2,517                  2,347
Less: Provision for possible loan losses                                                     -                      -
--------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
POSSIBLE LOAN LOSSES                                                                     2,517                  2,347
--------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service charges on deposit accounts                                                        327                    358
Commissions and fees                                                                       248                    199
Gain on sale of bank premises and equipment                                                 35                     23
Other income                                                                                84                    136
--------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                                              694                    716
--------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                           1,221                  1,291
Net occupancy expense                                                                      226                    243
Equipment expense                                                                          196                    203
Legal expense                                                                               68                     63
Net cost of operation of other real estate                                                   8                     11
Other expenses                                                                             631                    544
--------------------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                                                           2,350                  2,355
--------------------------------------------------------------------------------------------------------------------------
Income before provision (benefit) for income taxes                                         861                    708
Provision (benefit) for income taxes                                                       347                    286
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                $514                   $422
--------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER COMMON SHARE                                                             $0.14                  $0.11
==========================================================================================================================
DILUTED EARNINGS PER COMMON SHARE                                                           $0.13                  $0.11
==========================================================================================================================
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS                                                             3,786                  3,786
==========================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED) (dollars in thousands)

                                                                         Accumulated
                                                                               Other
                                       Comprehensive     Accumulated   Comprehensive          Common       Additional      Treasury
                                TOTAL         Income         Deficit          Income           Stock  Paid-in-Capital         Stock
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996     $19,977                        ($4,822)            $76         $18,932           $5,791          $---
Comprehensive income
     Net Income - 1997            422           $422             422             ---             ---              ---           ---
     Other comprehensive
      income, net of tax
       Unrealized losses
       on securities
         available for sale,
         net of ($145) in tax    (275)          (275)            ---                             ---              ---           ---
                                      ---------------
     Other comprehensive
      income                                    (275)                           (275)
                                      ---------------
Comprehensive income                            $147
                                      ---------------
                                      ---------------

--------------------------------------               -------------------------------------------------------------------------------
BALANCE MARCH 31, 1997        $20,124                        ($4,400)          ($199)        $18,932           $5,791          $---
--------------------------------------               -------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997      22,343                         (2,517)            161          18,932            5,767             -
Comprehensive income
     Net Income - first
     quarter 1998                 514            514             514
     Other comprehensive
     income, net of tax
       Unrealized gains on
       securities available
         for sale, net of
         $26 in tax                58             58             ---                             ---              ---           ---
                                      ---------------
     Other comprehensive
      income                                      58                              58
                                      ---------------
Comprehensive income                            $572
                                      ---------------
Purchase of treasury stock        (18)                           ---             ---             ---              ---           (18)
Exercise of stock options          10                            ---             ---             ---               (8)           18
--------------------------------------               -------------------------------------------------------------------------------
BALANCE MARCH 31, 1998        $22,907                        ($2,003)           $219         $18,932           $5,759          $---
--------------------------------------               -------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(dollars in thousands)

                                                                                               Three Months Ended March 31,
                                                                                               ----------------------------
                                                                                                1998                   1997
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                      $514                   $422
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                                  152                    136
  Amortization of securities discount, net                                                        71                      5
  Net cash paid related to discount (premium) on matured securities                               74                     24
  Loan fees amortized, net                                                                        (6)                    (5)
  Deferred income tax provision                                                                  286                    282
  Gain on sale of premises and equipment                                                         (35)                   (23)
  Increase in accrued interest receivable and other assets                                      (125)                  (386)
  Increase in accrued expenses and other liabilities                                             401                     68
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      1,332                    523
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Proceeds from maturity of securities:
    Available for sale                                                                         3,000                  2,077
    Held for maturity                                                                          2,866                    596
  Purchase of securities:
    Available for sale                                                                          (619)                (4,312)
  Net increase of interest bearing deposits with banks                                             -                   (192)
  Net increase in loans                                                                       (5,957)                (3,117)
  Capital expenditures                                                                           (87)                  (436)
  Proceeds from sale of premises and equipment                                                     -                      6
----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (797)                (5,378)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                          2,969                 (1,291)
  Increase (decrease) in federal funds purchased and
    securities sold under agreements to repurchase                                              (233)                 5,367
  Repayments of long-term debt principal                                                           -                   (146)
  Purchase of treasury stock                                                                     (18)                     -
  Exercise of stock options                                                                       10                      -
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      2,728                  3,930
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                           3,263                   (925)
Cash and cash equivalents, beginning of period                                                20,989                 14,528
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $24,252                $13,603
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                                               $1,639                 $1,432
  INCOME TAXES PAID                                                                                -                     26
----------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

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

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted according to the SEC rules and regulations. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the High Point Financial Corp. Annual Report on Form 10-K for the year ended December 31, 1997.

The results of operations for the periods presented do not necessarily indicate the results to be expected for the year.

NOTE 2. INTEREST:

Accrued expenses and other liabilities includes accrued interest expense of $721,000 at March 31, 1998 and $672,000 at December 31, 1997.

NOTE 3. RELATED PARTY TRANSACTIONS:

Net occupancy expense includes rent on certain properties leased from FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Company which owns 6.6% of the outstanding Common Stock of High Point. Rent paid to FMI, Inc. was $93,000 for each of the first quarters in 1997 and 1998.

NOTE 4. EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by dividing earnings available to common shareholders by the average number of common shares and common share equivalents outstanding during the year. Common share equivalents consist of outstanding options to purchase common stock. The Company adopted Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") effective December 31, 1997. All prior periods reported earnings per share have been restated to reflect SFAS No. 128.

NOTE 5. IMPAIRED LOANS

On January 1, 1995, NBSC adopted Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No.114"), and Statement of Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures".

NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114, at the end of first quarter 1998 and 1997, and the average recorded investment in impaired loans during each of those quarters follows:

March 31, 1998:
-  Investment of $2.97 million.
-  Valuation allowance of $392,000.
-  Average recorded investment of $3.04 million during first quarter 1998.

March 31, 1997:
-  Investment of $3.84 million.
-  Valuation allowance of $689,000.
-  Average recorded investment of $3.79 million during first quarter 1997.

Interest payments received on impaired loans are recorded as interest income unless collection of the remaining investment is doubtful, in which case payments are recorded as reductions of principal. NBSC recognized interest on impaired loans of $71,000 in first quarter 1998 and $70,000 in first quarter 1997.

At March 31, 1998, NBSC had $411,000 in loans that resulted from troubled debt restructurings that occurred prior to the adoption of SFAS No. 114. If NBSC had recognized interest on these troubled loans at original contractual rates, rather than at renegotiated rates as required by Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings," the effect on income for 1998 would not have been material.

NOTE 6. COMPREHENSIVE INCOME

During the first quarter 1998, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The objective of SFAS No. 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-stockholder changes in equity. Non-stockholder changes in equity include the following:

- Unrealized holding gains/losses on securities classified as available for sale under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

-    Foreign currency translation adjustments.

-    Minimum pension liability adjustments.

The only type of nonowner change in equity that the Company records are unrealized holding gains/losses on securities classified as available for sale. The following chart shows the Company's other comprehensive income as of March 31, 1998 and 1997.

(dollars in thousands)                                                  March 31, 1998           March 31, 1997
                                                                        --------------           --------------
Unrealized gain/(loss) on securities:
Unrealized holding gains/(losses) arising during
  period                                                                   $84                       $(420)
Less: reclassification adjustment for
  gains/(losses) included in net income                                      -                           -
                                                                      -----------------------------------------
  Net unrealized gains/(losses)                                             84                        (420)
Tax expense or benefit                                                      26                        (145)
                                                                      -----------------------------------------
Other comprehensive income                                                 $58                       $(275)
                                                                      -----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in High Point Financial Corp.'s Annual Report on Form 10-K for the period ended December 31, 1997.

SUMMARY

This Management's Discussion and Analysis provides details about the following:

-    Net income increased 22% from first quarter 1997 to first quarter 1998.
-    Assets increased 1.6% from December 31, 1997 to March 31, 1998.
-    Deposits increased 1.5% from December 31, 1997 to March 31, 1998.
-    Total loans increased 4.8% from December 31, 1997 to March 31, 1998.

RESULT OF OPERATIONS

Net income for the first quarter of 1998 was $514,000 compared to $422,000 for the same period last year, an increase of $92,000 or 21.8%. Basic earnings per share were $0.14 for first quarter 1998 compared to $0.11 for first quarter 1997. Return on average assets, defined as annualized net income as a percent of average assets, was 0.86% for first quarter 1998 compared to 0.77% for the same period in 1997. Return on average equity, annualized net income as a percent of average equity, was 9.0% for first quarter 1998 compared to 8.3% for first quarter 1997.

Net income increased from first quarter 1997 to first quarter 1998 primarily as a result of growth in the Company's earning assets and in the deposits that support those assets.

NET INTEREST INCOME

Net interest income for the first quarter of 1998 was $2.52 million compared to $2.35 million for the same period last year, an increase of $170,000 or 7.2%. The increase in net income was the result of a $22.1 million increase in average earning assets from first quarter 1997 to first quarter 1998. Net interest income is the difference between interest income on earning assets and the interest cost of funds supporting those assets.

Total interest income increased from $3.79 million in first quarter 1997 to $4.21 million in first quarter 1998, an increase of $411,000 or 10.8%. An increase in average earning assets caused total interest income to increase by $430,000. A decline in the average yield on earning assets caused an offsetting decline in interest income of $19,000.

Interest income on loans increased $290,000 primarily as a result of the increase in average loans outstanding from $116.7 million in first quarter 1997 to $129.6 million in first quarter 1998, an increase of $12.9 million or 11.1%. As non-performing loans continue to decline, the impact of nonperforming loans on interest income continues to get smaller. Average non-accrual loans declined from $3.8 million in first quarter 1997 to $2.8 million in the first quarter 1998. Interest lost on non-accrual loans dropped from $102,000 for the first three months of 1997 to $74,000 for the first three months of 1998.

Total interest income on securities remained approximately the same at $1.2 million. Average investments outstanding declined slightly from $77.0 million in first quarter 1997 to $76.4 million in 1998. Interest on federal funds sold increased from $53,000 in first quarter 1997 to $177,000 in first quarter 1998. Average balances on federal funds sold increased from $4.1 million in first quarter 1997 to $13.2 million in first quarter 1998, an increase of $9.1 million.

Total interest expense increased from $1.45 million in the first three months of 1997 to $1.69 million in the first three months of 1998, an increase of $241,000
or 16.7%.   The increase in average interest bearing liabilities from $155.5 million in the first quarter of 1997 to $174.9 million in the first quarter of 1998 caused a $185,000 increase in interest expense. The remaining $56,000 increase in interest expense was due to an increase in average rates paid on deposits.

NON-INTEREST INCOME

Non-interest income for the first quarter of 1998 was $694,000, a decrease of $22,000 or 3.1% from the same period last year. Declines in service charges received on demand accounts was a significant portion of the decrease in non-interest income. Service charges on demand accounts declined from $358,000 in first quarter 1997 to $327,000 in 1998, a decline of $31,000 or 8.7% resulting from declines in overdraft charges incurred. Other income declined from $136,000 in first quarter 1997 to $84,000 in first quarter 1998, a decrease of $52,000 or 38.2%. The decline in other income resulted from the receipt in the first quarter of 1997 of $60,000 in proceeds of a life insurance policy covering a former director.

Partially offsetting these declines in non-interest income were increases in commissions and fees of $49,000 or 24.6% from the $199,000 reported in first quarter last year. Commissions and fees increased as a result of the implementation of a transaction charge on non-customer ATM transactions which began in third quarter 1997.

NON-INTEREST EXPENSE

Non-interest expense for the first quarter of 1998 was $2.35 million, $5,000 or 0.2% less than reported for first quarter 1997. The largest variation in non-interest expense is in salary and benefit expense which decreased $70,000 or 5.4% from $1,291,000 in first quarter 1997 to $1,221,000 in 1998. Salary and benefit expense was higher in first quarter 1997 than first quarter 1998 due to severance payments that were made to employees whose positions were terminated in first quarter 1997. Salary and benefit expense was also higher in first quarter 1997 than in first quarter 1998 because of employee incentives that were paid in the form of stock grants and other gifts during first quarter 1997.

Partially offsetting the decreases in non-interest expense were increases in marketing expense and other operating losses. Marketing expense increased from $78,000 in first quarter 1997 to $97,000 in first quarter 1998, a $19,000 or 24.4% increase as a result of increased marketing efforts for investment and insurance services that the bank offers. Other operating losses increased from $1,000 in first quarter 1997 to $43,000 in 1998 as a result of a robbery at one of NBSC's branch locations.

FINANCIAL CONDITION

At March 31, 1998, the consolidated assets of the Company were $240.0 million, an increase of $3.7 million or 1.6% from the $236.3 million reported at year-end 1997.

DEPOSITS

Total deposits increased from $198.4 million on December 31, 1997 to $201.4 million on March 31, 1998, an increase of $3.0 million, or 1.5%. From December 31, 1997 to March 31, 1998, these accounts changed as follows:

- Non-interest bearing transaction accounts decreased from $40.4 million at year-end 1997 to $39.3 million at March 31, 1998, a decrease of $1.1 million or 2.7% due to a cyclical outflow of deposits which generally occurs during first quarter of each year.

- Interest bearing transaction accounts increased from $31.4 million on December 31, 1997 to $32.8 million on March 31, 1998, an increase of $1.4 million or 4.5%.

- Savings accounts decreased marginally from $61.5 million at year-end 1997 to $61.4 million on March 31, 1998.

- Time deposits increased from $65.1 million to $67.9 million, an increase of $2.8 million or 4.3%. A significant amount of this increase was in time deposits with balances of $100,000 or over which increased from $7.6 million at year-end 1997 to $9.2 million on March 31, 1998, a 21% increase due to an increase in municipal deposits.

The decline in non-interest bearing transaction accounts and the increase in time deposit accounts show a slight shift from non-interest bearing accounts to higher costing CD accounts. The result of this is to increase the Company's cost of funds.


LOANS

Total loans increased from $126.7 million reported December 31, 1997 to $132.7 million on March 31, 1998, an increase of $6.0 million or 4.7%. The composition of the loan portfolio during that time period changed as follows:

- Commercial loans decreased from $46.1 million at year-end 1997 to $43.9 million on March 31, 1998, a decrease of $2.2 million or 4.8%.

- Real estate construction loans decreased from $7.0 million at year-end 1997 to $6.4 million on March 31, 1998, a 8.6% decline.

- Real estate mortgage loans increased from $45.0 million at year-end 1997 to $53.3 million on March 31, 1998, an increase of $8.3 million or 18.4%.

- Installment loans increased from $28.6 million at year-end 1997 to $29.1 million on March 31, 1998, an increase of $483,000 or 1.7%.

Real estate mortgage loans and installment loans have increased because of high demand in NBSC's market area for these products. Commercial demand has been low. As commercial loans have been paid off, NBSC has not been able to replace those loans with new commercial loans.

NON-PERFORMING ASSETS

Non-performing assets increased $179,000 or 4.1% to $4.5 million on March 31, 1998 due to the addition of one loan to loans past due over 90 days.

The following table itemizes non-performing assets each quarter end from March 31, 1997 to March 31, 1998:

Non-performing assets at            3/31/98            12/31/97             9/30/97               6/30/97               3/31/97
--------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Loans past due over 90 days         $ 183                 $ 4               $ 115                 $ 101                   $ 29
Loans on non-accrual                2,845               2,843               3,696                 3,623                  3,746
Troubled debt restructurings*         411                 413                 424                   443                    447
                                   ---------------------------------------------------------------------------------------------
Total non-performing loans          3,439               3,260               4,235                 4,167                  4,222
Other real estate                   1,110               1,110               1,071                 1,050                  1,136
                                   =============================================================================================
Total non-performing assets        $4,549              $4,370              $5,306                $5,217                 $5,358
                                   =============================================================================================
                                   =============================================================================================

 *Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

Non-performing loans: Non-performing loans include loans past due 90 days or more and still accruing interest, loans on non-accrual, and troubled debt restructurings as defined by SFAS No. 15. Loans past due 90 days or more increased from $4,000 at year-end 1997 to $183,000 at March 31, 1998, an
increase of $179,000.   All loans past due 90 days or more and still accruing
interest are considered to be "in process of collection" which means that the loan meets one of two criteria: First, there must be sufficient collateral to cover the defaulted principal and interest payments. Second, management must be confident that the loan will be satisfied in the near future--either because NBSC intends to foreclose or because the borrower has arranged to pay off the loan with funds from a third party.

Classified loans: Federal banking regulators have created other designations such as "other assets especially mentioned" and "substandard," for certain loans that appear to warrant particular attention. Every non-performing loan (as well as certain performing loans) is in one of these categories. At March 31, 1998, NBSC had $1.5 million in performing loans classified as "other assets especially mentioned," and $6.0 million in performing loans classified as "substandard." NBSC did not have any loans that fit within the regulators' other "adverse" categories. The Company is not aware of any loan outstanding as of March 31, 1998, other than those already designated "other assets especially mentioned" or "substandard," that is likely to become non-performing in the future.

Other real estate: Other real estate is property that the NBSC acquires when it forecloses on the collateral for a defaulted loan. Other real estate remained unchanged from $1.1 million reported at year-end 1997 compared to March 31, 1998. During first quarter 1998, NBSC acquired no new properties designated as other real estate. NBSC did not sell any other real estate properties during first quarter 1998.

Management obtains an appraisal on other real estate when the Company takes title to the property unless it already has a contract of sale, or an appraisal that conforms to regulatory guidelines. Thereafter, the Company obtains and reviews appraisals as often as required by regulators, generally every two years.

When the Company acquires other real estate, or obtains a new appraisal on other real estate that it already owns, management records the carrying value of the property as the appraised value less estimated costs of disposition. If a new parcel of other real estate is appraised at less than the outstanding balance of the loan it secured, the difference is charged to the allowance for possible loan losses when the property is recorded as other real estate. Based on management's continuing review of market conditions and updated appraisals of other real estate, the Company will charge any further deterioration of market value to the net cost of operation of other real estate. For first quarter 1998, there were no charge-offs on other real estate.

When the appraised fair value of a parcel of other real estate does not include certain costs of disposition, the Company establishes a specific reserve or allowance for other real estate. Management will make a charge-off to that reserve when the Company actually incurs disposition costs. The following table shows the level of provisions made to the allowance for other real estate and charge-offs made to the specific reserves for the three months ended March 31, 1998 and 1997.

                                    March 31,    March 31,
(dollars in thousands)                1998         1997
-----------------------------------------------------------
Beginning balance, January 1         $121           $50
     Provisions                         -             -
     Charge-offs                      (21)            -
                                   ------        ------
Ending balance                       $100           $50
                                   ======        ======

THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses increased from $4.1 million on December 31, 1997 to $4.2 million on March 31, 1998 as a result of net recoveries of previously charged off loans totaling $36,000. The following chart shows the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                                                  For the quarter ended
                               ---------------------------------------------------------------------------------------------
(dollars in thousands)          3/31/98            12/31/97             9/30/97               6/30/97                3/31/97
----------------------------------------------------------------------------------------------------------------------------
Beginning balance               $4,120              $4,100              $4,113                $4,060                 $3,973

   Loans charged-off               (82)                (41)                (58)                  (28)                   (52)
   Loans recovered                 118                  61                  45                    81                    139
                               ---------------------------------------------------------------------------------------------
Net (charge-offs) recoveries        36                  20                 (13)                   53                     87

Provision                            -                   -                   -                     -                      -

                               ---------------------------------------------------------------------------------------------
Ending balance                  $4,156              $4,120              $4,100                $4,113                 $4,060
                               =============================================================================================
Ratio of allowance for
possible loan losses to
non-performing loans            120.8%              126.4%               96.8%                 98.7%                  96.2%
                               =============================================================================================

No provision for possible loan losses was recorded for the first quarter of 1998. NBSC's ratio of the allowance for possible loan losses to non-performing loans has increased from 96.2% as of March 31, 1997 to 120.8% as of March 31, 1998 because non-performing loans decreased while the allowance for loan losses increased slightly.

NBSC's management believes its allowance for possible loan losses is adequate. Each quarter management makes a recommendation to the Board of Directors regarding the appropriate level of the allowance for possible loan losses. Management considers a variety of characteristics when making this recommendation including present and expected economic conditions within the market area, delinquency trends, trends in NBSC's loan portfolio versus trends experienced by NBSC's peers, historical loss experience and results of an independent quarterly review of certain loans by unaffiliated experts.

Management's quarterly evaluation takes place in three steps. First, management reviews each troubled loan to estimate future losses for every loan that is classified as "other assets especially mentioned" or "substandard." The review assesses the potential loss on each credit in excess of $100,000 after considering the value of the underlying collateral, recent payment history and present and prospective conditions that could impact performance. If management identifies a probable loss, it charges off the related loan to the extent of the estimated loss. Management may also establish specific reserves for troubled loans. Second, management uses information from the independent loan review to monitor the status of larger non-criticized loans for changes that could impact future collectibility. Third, management makes a general assessment of the potential for loan losses in groups of performing loans and off balance sheet credit commitments with similar characteristics based on historical and projected collection statistics.

Based on such analysis, management believes that it has identified the risk in the loan portfolio and that the loan loss reserve is adequate on March 31, 1998. Management also believes that the allowance is adequate to absorb additional or unanticipated losses. Nevertheless, the Company could sustain losses that could be substantial in relation to the size of the allowance for possible loan losses.

SECURITIES PORTFOLIO

Investment securities and securities available for sale consist of the following:

                                                                                   March 31, 1998
                                                       -------------------------------------------------------------------------
                                                                                Gross               Gross             Estimated
                                                        Amortized          Unrealized          Unrealized                Market
(in thousands)                                               Cost               Gains              Losses                 Value
--------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                               $24,717                $304                 $(8)              $25,013
States and other political
  subdivisions                                                307                 ---                 ---                   307
Mortgage backed securities:
      U.S. agency issued                                   19,778                  81                 (57)               19,802
Other investments:
  Federal Reserve Bank Stock                                  516                 ---                 ---                   516
  Vanguard money market
     fund                                                   3,602                 ---                 ---                 3,602
Federal Home Loan Bank                                      1,128                 ---                 ---                 1,128
Marketable equity securities                                   60                  11                 ---                    71
--------------------------------------------------------------------------------------------------------------------------------
Securities available for sale                             $50,108                $396                $(65)              $50,439
--------------------------------------------------------------------------------------------------------------------------------

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                                $2,493                 $30               $ ---                $2,523

Mortgage backed securities:
      U.S. agency issued                                   19,380                 135                 (16)               19,499
--------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity                               $21,873                $165                $(16)              $22,022
--------------------------------------------------------------------------------------------------------------------------------

                                                                                     December 31, 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                Gross               Gross             Estimated
                                                        Amortized          Unrealized          Unrealized                Market
(in thousands)                                               Cost               Gains              Losses                 Value
--------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                               $26,208                $278                $(11)              $26,475

Mortgage backed securities:
      U.S. agency issued                                   21,155                  63                 (94)               21,124

Other investments:
  Federal Reserve Bank Stock                                  516                 ---                 ---                   516
  Vanguard money market                                                                                                       -
     fund                                                   3,790                 ---                 ---                 3,790
  Federal Home Loan Bank                                      878                 ---                 ---                   878
  Marketable equity securities                                 60                  11                 ---                    71
--------------------------------------------------------------------------------------------------------------------------------
Securities available for sale                             $52,607                $352               $(105)              $52,854
--------------------------------------------------------------------------------------------------------------------------------

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                                $3,492                 $30                 $(1)               $3,521

Mortgage backed securities:
      U.S. agency issued                                   21,274                 149                 (21)               21,402

--------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity                               $24,766                $179                $(22)              $24,923
--------------------------------------------------------------------------------------------------------------------------------

The following table show the amortized cost and estimated market value of the securities of the Company at March 31, 1998 by contractual maturity:

                                                                                                            Securities
                                                              Investment securities                     Available for Sale
--------------------------------------------------------------------------------------------------------------------------------
                                                                            Estimated                                 Estimated
                                                        Amortized              Market           Amortized                Market
(in thousands)                                               Cost               Value                Cost                 Value
--------------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                      $500                $500              $6,483                $6,483
Due after one year through
   five years                                               9,964              10,031              21,881                22,182
Due after five years but within 10
   years                                                   10,947              11,011               1,941                 1,932
Due after 10 years                                            462                 480              14,497                14,525
Federal Reserve Bank stock                                    ---                 ---                 516                   516
Equity Securities                                             ---                 ---               1,188                 1,199
Vanguard money market fund                                    ---                 ---               3,602                 3,602
--------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity                               $21,873             $22,022             $50,108               $50,439
--------------------------------------------------------------------------------------------------------------------------------

There is minimal credit risk in the Company's portfolio because all of its securities are issued by the US Treasury or by a US government agency with the exception of $60,000 in equity securities and $307,000 in tax exempt securities issued by states and other political subdivisions. The securities issued by states and political subdivisions are generally insured.

Although little credit risk exists in the Company's security portfolio, all of the securities are subject to interest rate risk. If the Company holds fixed rate securities while interest rates are rising, the Company will be earning less than a market rate on its investment. The Company attempts to mitigate that risk by not acquiring fixed rate instruments with a maturity of more than five years with the exception of tax-exempt securities.

The Company owns a limited number of "agency callables" which are subject both to interest rate risk and option risk. If interest rates increase after the Company has purchased a fixed rate callable, the Company will be earning less than market rate on the security. Because the security can be redeemed by the issuer before its maturity, if interest rates decline, the issuer will probably redeem the security before its maturity which will give the Company a return on its investment which is less than originally expected. The Company mitigates these risks by buying only callables with maturities of seven years or less.

The Company also owns $39.2 million in mortgage-backed securities issued by government agencies. In a level interest rate environment, borrowers of the underlying mortgages may prepay their mortgages at a predictable rate. In a declining rate environment, borrowers may choose to prepay their mortgages at a faster pace so that they can refinance. These prepayments reduce the yield on the related securities. Conversely, when interest rates increase, borrowers may refrain from prepaying at the expected rate, which will slow the flow of cash to holders of the related securities. The Company manages "prepayment risk" by buying mortgage-backed securities with a variety of coupon rates, and minimizes its "extension risk" by purchasing the majority of its mortgage-backed securities with balloon payments and original maturities no greater than seven years.

LIQUIDITY

"Liquidity" measures whether an entity has sufficient cash flow to meet its financial obligations as they come due. At NBSC, liquidity is provided by net income, deposits, sales of loans, securities and overnight funds, and by borrowing overnight funds. At March 31, 1998, NBSC had a portfolio of $50.4 million in securities available for sale and $15.2 million in overnight funds. NBSC, as a member of the Federal Home Loan Bank, also has the ability to borrow overnight funds up to $11.7 million as of March 31, 1998. NBSC also has an arrangement with a brokerage firm that enables NBSC to pledge securities in exchange for an overnight loan equal to 97% of the value of the securities pledged. Management believes that NBSC's current level of liquidity is sufficient to meet its current and anticipated operational needs.

High Point's liquidity requirements include printing expenses, and fees for legal, auditing and other services. At March 31, 1998, High Point had $5,000 in cash, and $65,000 in overnight funds available to meet its liquidity needs.

High Point's cash flow comes from three sources. First, High Point receives dividends from its subsidiary, NBSC. Like all national banks, NBSC is subject to restrictions on the dividends that it can declare. In particular, NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the Office of the Comptroller of the Currency. In addition, NBSC may not pay dividends while it has losses that exceed its aggregate retained earnings. Although NBSC's earnings for first quarter 1998, plus the retained earnings from the prior two years are $7.6 million, NBSC has aggregate retained earnings of $3.51 million as of March 31, 1998.

Second, High Point can also generate cash by selling securities. At March 31, 1998, High Point had equity securities with a market value of $17,000. Third, High Point owns land that is available for sale that could generate cash in the future. Management believes that High Point's level of liquidity is sufficient to meet its current and anticipated operational needs.

MARKET RISK

NBSC originates and invests in interest-earning assets and solicits interest bearing deposit accounts, so interest rate fluctuations could have a dramatic effect on NBSC's operations. When interest rates change, the rates on NBSC's interest bearing assets and liabilities also may change, although not necessarily by the same amounts or in the same proportions. Furthermore, fluctuations in interest rates may cause borrowers to prepay loans or depositors to withdraw deposited funds which will alter the Company's mix of interest-bearing assets and liabilities.

NBSC monitors and controls interest rate risk through a variety of techniques, including use of traditional rate sensitivity analysis (also known as "gap" analysis) and an interest rate sensitivity model.

Traditional gap analysis involves arranging NBSC's interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or "interest rate sensitivity gap") between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

The following table sets forth, as of March 31, 1998, certain information regarding the Company's interest-earning assets and interest-bearing liabilities, interest rate sensitivity gap and interest rate sensitivity gap ratio. An asset or liability is shown as "rate-sensitive" during a particular period if it will mature or if it could be repriced during that period. Investment securities and securities available for sale (including mortgage-backed securities and callable securities) are shown by maturity date. The majority of interest-bearing demand deposits and savings deposits are assumed to be core deposits, or deposits that will remain with NBSC regardless of market interest rates. Therefore, 80% of the interest-bearing demand deposits and 75% of the savings deposits are shown to be maturing or repricing in the "after 1 but within 5 years" column.

                                                                         Maturing or Repricing
                            -------------------------------------------------------------------------------------------------------
(in thousands)
----------------                             After 3          After 6
                            Within three    months but       months but        Total        After 1 but
March 31, 1998                 months     within 6 months   within 1 Year  Within 1 Year   within 5 years   After 5 Years      Total
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans                      $30,430         $6,088          $9,368         $45,886         $34,378          $49,668      $129,932
   Loans held for sale             32            ---             ---              32             ---              ---            32
   Investment securities          ---            ---             500             500           9,964           11,409        21,873
   Federal funds sold          15,200            ---             ---          15,200             ---              ---        15,200
   Securities available
    for sale                    7,800          1,496           2,988          12,284          22,182           15,973        50,439
                        ------------------------------------------------------------------------------------------------------------
Total earning assets           53,462          7,584          12,856          73,902          66,524           77,050       217,476
Non-earning assets                ---            ---             ---             ---             ---           22,516        22,516
                        ------------------------------------------------------------------------------------------------------------
Total Assets                   53,462          7,584          12,856          73,902          66,524           99,566       239,992
                        ------------------------------------------------------------------------------------------------------------
Interest bearing
   liabilities:
Deposits:
   Interest bearing
    demand                      1,638          1,638           3,275           6,551          26,201              ---        32,752
   Savings accounts             3,838          3,838           7,677          15,353          46,058              ---        61,411
   Jumbo certificates           4,555            807           2,593           7,955             901              351         9,207
   Other time deposits         18,977         11,805          15,082          45,864          11,438            1,381        58,683
                        ------------------------------------------------------------------------------------------------------------
      Total interest
       bearing deposits        29,008         18,088          28,627          75,723          84,598            1,732       162,053
                        ------------------------------------------------------------------------------------------------------------
Borrowings:
   Repurchase agreements        7,968            ---             ---           7,968             ---              ---         7,968
   Long-term debt                 ---            ---             ---             ---           5,000              ---         5,000
                        ------------------------------------------------------------------------------------------------------------
      Total borrowings          7,968            ---             ---           7,968           5,000              ---        12,968
                        ------------------------------------------------------------------------------------------------------------
Non-interest bearing
   demand deposits                ---            ---             ---             ---             ---           39,346        39,346
Other liabilities                 ---            ---             ---             ---             ---            2,718         2,718
Stockholders' equity              ---            ---             ---             ---             ---           22,907        22,907
                        ------------------------------------------------------------------------------------------------------------
Total liabilities and
   equity                      36,976         18,088          28,627          83,691          89,598           66,703       239,992
                        ------------------------------------------------------------------------------------------------------------
Interest rate
   sensitivity gap            $16,486       ($10,504)       ($15,771)        ($9,789)       ($23,074)         $32,863           $ -
                        ============================================================================================================
Cumulative rate
   sensitivity gap            $16,486         $5,982         ($9,789)        ($9,789)       ($32,863)             $ -           $ -
                        ============================================================================================================

Interest rate
   sensitivity gap ratio      144.59%         41.93%          44.91%          88.30%          74.25%          149.27%           ---%
Cumulative interest rate
   sensitivity gap ratio      144.59%        110.86%          88.30%          88.30%          81.04%          100.00%           ---%

With the interest rate risk sensitivity model, NBSC projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. Based on management's analysis of its interest rate sensitivity, if rates were to increase 200 basis points, net interest income would decrease $182,000; if interest rates were to decline, net interest income would increase by the same amount.

CAPITAL RESOURCES

Stockholders' equity increased by $564,000 during the first three months of 1998 to $22.9 million. The Company's stockholders' equity is a mix of several components: net income or net loss, issuance of new common stock, net unrealized gains or losses in securities available for sale, and the acquisition or sale of treasury stock. The increase in stockholders' equity during first quarter 1998 resulted from net income during the first quarter, and from increases in the
market values of securities available for sale.    Unrealized gains on
securities available for sale increased from $161,000 at year-end 1997 to $219,000 at year-end 1998. Book value per common share of stock (total stockholders' equity divided by the number of common shares issued and outstanding) increased to $6.05 on March 31, 1998 from $5.90 on December 31, 1997.

High Point and NBSC are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators that could have a direct material effect on the Company or NBSC's financial statements. Management believes, as of March 31, 1998, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

As of March 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized NBSC as "well capitalized," and the most recent notification from the Federal Reserve Bank of New York placed the Company in the same category. Management is not aware of any conditions or events that have occurred since the Company received those notifications that would affect the capital adequacy rating of either the Company or NBSC.

The following chart represents the capital ratios of the Company and NBSC on March 31, 1998 compared to minimum regulatory requirements:

                                                       Minimum
                                                       Required to be
                           Minimum                     Well Capitalized
                           Required for                Under Prompt                                 The
                           Capital Adequacy            Corrective Action           NBSC             Company
                           Purposes                    Provisions                3/31/98            3/31/98
------------------------------------------------------------------------------------------------------------
Leverage Ratio               4.00%                      5.00%                      8.20%             9.00%
Risk Based:
  Tier I                     4.00%                      6.00%                     15.72%            17.10%
  Tier I plus Tier II        8.00%                     10.00%                     17.00%            18.38%

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an
Enterprise and Related Information" ("SFAS No. 131").   This statement is
effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that a company report financial and descriptive information about its "reportable operating segments." Management has determined that the Company and NBSC do not have any reportable segments.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  For this information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk."

Exhibit 11.  Statement of Computation of Per Share Income (Loss)
                                                                March 31,            March 31,
                                                                  1998                 1997
                                                                  ----                 ----
             Income (loss) applicable to common stock         $514,000               $422,000

             Weighted average number of common
               shares outstanding                            3,786,480              3,786,480
             Options issued to executive and officers           84,843                 57,822
                                                            ------------------------------------
             Weighted average number of common
               shares and common share equivalents           3,871,323              3,844,302


             Basic earnings per share                               $0.14                  $0.11
             -----------------------------------------------------------------------------------

             Diluted earnings per share                             $0.13                  $0.11
             -----------------------------------------------------------------------------------

Part II Other Information

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

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


                                              High Point Financial Corp.
                                              --------------------------
                                                     (Registrant)





Dated:    May 8, 1998
------------------------------



By /s/ Rita A. Myers                          By /s/ Gregory W. A. Meehan
   ---------------------------                   ---------------------------
   Rita A. Myers                                 Gregory W. A. Meehan
   Comptroller                                   Vice President and Treasurer