Form 10-Q
period 1998-06-30
HIGH POINT FINANCIAL CORP
filed 1998-08-06
CIK 708815

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from ____________ to _____________

Commission file number 0-12430
                       -------

                           HIGH POINT FINANCIAL CORP.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                     22-2426221
-------------------------------                       ------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


Branchville Square, Branchville, New Jersey                 07826
-------------------------------------------               ----------
  (Address of principal executive offices)                (Zip Code)


                                 (973) 948-3300
               --------------------------------------------------
              (Registrant's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

As of June 30, 1998, there were 3,786,480 shares outstanding of Common Stock, no par value.

================================================================================





                                           HIGH POINT FINANCIAL CORP.

                                               Form 10-Q Index
                                                                                                         PAGE
                                                                                                         ----
                                         Part I Financial Information
Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997 .................   1

         Consolidated Income Statements - Unaudited Three Months and Six Months Ended
              June 30, 1998 and 1997 ...................................................................   2

         Consolidated Statements of Changes in Shareholders' Equity -Unaudited Six Months
              Ended June 30, 1998 and 1997 .............................................................   3

         Consolidated Statements of Cash Flows - Unaudited Six Months Ended June 30,
              1998 and 1997 ............................................................................   4

         Notes to Consolidated Financial Statements (unaudited) ........................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ...........................................................................   6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....................................  19


                                           Part II Other Information

Item 1.  Legal Proceedings .............................................................................  19

Item 2.  Changes in Securities and Use of Proceeds .....................................................  19

Item 3.  Defaults Upon Senior Securities ...............................................................  19

Item 4.  Submission of Matters to a Vote of Security Holders ...........................................  19

Item 5.  Other Information .............................................................................  20

Item 6.  Exhibits and Reports on Form 8-K ..............................................................  20

     The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.



                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)
                                                                                                  June 30, 1998        December 31,
                                                                                                   (unaudited)             1997
                                                                                                 --------------        ------------
ASSETS
 Cash and due from banks ........................................................................   $ 13,265            $  9,789
 Federal funds sold .............................................................................     17,705              11,200
                                                                                                    --------            --------
       Total cash and cash equivalents ..........................................................     30,970              20,989
 Securities:
   Available for sale, at fair value ............................................................     55,219              52,854
   Held to maturity, at cost (market value of $22,514  in 1998 and
      $24,923 in 1997) ..........................................................................     22,373              24,766
                                                                                                    --------            --------
        Total securities ........................................................................     77,592              77,620
 Loans held for sale ............................................................................       --                    88
 Loans ..........................................................................................    135,557             126,687
    Add: Deferred expenses ......................................................................        126                  35
    Less: Allowance for possible loan losses ....................................................     (4,132)             (4,120)
                                                                                                    --------            --------
           Net loans ............................................................................    131,551             122,602
 Land held for sale .............................................................................      1,865               1,865
 Premises and equipment - net ...................................................................      3,094               3,135
 Accrued interest receivable ....................................................................      1,273               1,315
 Other real estate ..............................................................................        950                 989
 Cash surrender value of life insurance policies ................................................      5,275               5,147
 Other assets ...................................................................................      2,644               2,578
                                                                                                    --------            --------
      TOTAL ASSETS ..............................................................................   $255,214            $236,328
                                                                                                    ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Transaction accounts:
     Interest bearing ...........................................................................    $34,134             $31,447
     Non-interest bearing .......................................................................     46,889              40,366
   Savings accounts .............................................................................     63,402              61,498
   Time accounts (includes CDs $100 or over of $8,981 and $7,623
      on June 30, 1998 and December 31, 1997, respectively) .....................................     67,558              65,119
                                                                                                    --------            --------
       Total deposits ...........................................................................    211,983             198,430
  Securities sold under agreements to repurchase ................................................     12,424               8,201
  Long-term debt ................................................................................      5,000               5,000
  Accrued expenses and other liabilities ........................................................      2,470               2,354
                                                                                                    --------            --------
       Total liabilities ........................................................................    231,877             213,985
                                                                                                    --------            --------
Commitments and contingencies
Stockholders' equity
  Preferred stock, authorized 1,000,000 shares, no shares issued ................................       --                  --
  Common stock, no par value; stated value $5 per share; authorized
     10,000,000 and 5,000,000 shares on June 30, 1998 and
     December 31, 1997, respectively, outstanding 3,786,480 shares ..............................     18,932              18,932
  Additional Paid-in-Capital ....................................................................      5,749               5,767
  Accumulated Deficit ...........................................................................     (1,553)             (2,517)
  Accumulated other comprehensive income ........................................................        209                 161
                                                                                                    --------            --------
     Total stockholders' equity .................................................................     23,337              22,343
                                                                                                    --------            --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................   $255,214            $236,328
                                                                                                    ========            ========


   The accompanying notes to consolidated financial statements are an integral part of these statements.


                                        CONSOLIDATED INCOME STATEMENTS - (UNAUDITED)
                                       (dollars in thousands, except per share data)


                                                            Three Months Ended June 30,           Six Months Ended June 30,
                                                            ---------------------------           -------------------------
                                                              1998              1997                1998             1997
                                                             ------            ------              ------           ------
INTEREST INCOME
Interest income and fees on loans ........................   $2,908            $2,659              $5,739           $5,200

Interest on securities - taxable .........................    1,095             1,190               2,291            2,390
Interest on securities - non-taxable .....................       11              --                    12             --
Interest on federal funds sold and
   deposits with other banks .............................      202                91                 379              144
                                                             ------            ------              ------           ------
    TOTAL INTEREST INCOME ................................    4,216             3,940               8,421            7,734
                                                             ------            ------              ------           ------
INTEREST EXPENSE
Interest on deposits .....................................    1,529             1,425               3,035            2,796
Interest on other borrowed money .........................      103                65                 206              120
Interest on note payable and other
   long-term debt ........................................       71                11                 150               32
                                                             ------            ------              ------           ------
    TOTAL INTEREST EXPENSE ...............................    1,703             1,501               3,391            2,948
                                                             ------            ------              ------           ------
NET INTEREST INCOME ......................................    2,513             2,439               5,030            4,786
Less: Provision for possible loan losses .................     --                --                  --               --
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES ...................................    2,513             2,439               5,030            4,786
                                                             ------            ------              ------           ------
NON-INTEREST INCOME
Service charges on deposit accounts ......................      324               348                 651              706
Commissions and fees .....................................      212               199                 460              398
Loss on sale of securities ...............................     --                  (9)               --                 (9)
Gain on sale of loans ....................................       33              --                    33             --
Gain on sale of bank premises and equipment ..............       27                38                  62               61
Other income .............................................       83               131                 167              267
                                                             ------            ------              ------           ------
    TOTAL NON-INTEREST INCOME ............................      679               707               1,373            1,423
                                                             ------            ------              ------           ------
NON-INTEREST EXPENSE
Salaries and employee benefits ...........................    1,289             1,231               2,510            2,522
Net occupancy expense ....................................      229               224                 455              467
Equipment expense ........................................      205               214                 401              417
Legal expense ............................................       63                32                 131               95
Net cost of operation of other real estate ...............        4               (10)                 12                1
Other expenses ...........................................      620               577               1,251            1,121
                                                             ------            ------              ------           ------
    TOTAL NON-INTEREST EXPENSE ...........................    2,410             2,268               4,760            4,623
                                                             ------            ------              ------           ------
Income before provision for income taxes .................      782               878               1,643            1,586
Provision for income taxes ...............................      332               354                 679              640
                                                             ------            ------              ------           ------
NET INCOME ...............................................     $450              $524                $964             $946
                                                             ------            ------              ------           ------

BASIC AND DILUTED EARNINGS PER COMMON SHARE ..............    $0.12             $0.14               $0.25            $0.25
                                                             ======            ======              ======           ======
WEIGHTED AVERAGE COMMON SHARE
  AND COMMON SHARE EQUIVALENTS ...........................    3,786             3,786               3,786            3,786
                                                             ======            ======              ======           ======

          The accompanying notes to consolidated financial statements are an integral part of these statements.


     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY-(Unaudited)
                             (dollars in thousands)
                                                                                   Accumulated
                                                                                      Other
                                                     Comprehensive   Accumulated  Comprehensive   Common     Additional    Treasury
                                              TOTAL      Income        Deficit       Income       Stock    Paid-in-Capital   Stock
                                              -----  -------------   -----------  -------------   -----    ---------------  -------
BALANCE DECEMBER 31, 1996 ................. $19,977                    ($4,822)       $ 76       $18,932      $5,791          $--
Comprehensive income
   Net Income - first six months 1997 .....     946       $946             946          --          --           --            --
   Other comprehensive income, net of tax
       Unrealized losses on securities
         available for sale, net of
         ($28) in tax .....................     (52)       (52)            --                       --           --            --
                                                          ----
   Other comprehensive income .............                (52)                        (52)
                                                          ----
Comprehensive income ......................               $894
                                                          ====
Purchase of treasury stock ................     (38)                       --          --           --           --             (38)
Exercise of stock options .................      19                        --          --           --           (19)            38
                                            -------                    -------        ----       -------      ------          -----
BALANCE JUNE 30, 1997 ..................... $20,852                    ($3,876)       $ 24       $18,932      $5,772          $--
                                            =======                    =======        ====       =======      ======          =====

BALANCE DECEMBER 31, 1997 .................  22,343                     (2,517)        161        18,932       5,767           --
Comprehensive income
   Net Income - first six months 1998 .....     964        964             964
   Other comprehensive income, net of tax
     Unrealized gains on securities
       available for sale, net of
       $22 in tax .........................      48         48             --                       --           --            --
                                                        ------
   Other comprehensive income .............                 48                          48
                                                        ------
Comprehensive income ......................             $1,012
                                                        ======
Purchase of treasury stock ................     (38)                       --          --           --           --             (38)
Exercise of stock options .................      20                        --          --           --           (18)            38
                                            -------                    -------        ----       -------      ------          -----
BALANCE JUNE 30, 1998 ..................... $23,337                    ($1,553)       $209       $18,932      $5,749          $--
                                            =======                    =======        ====       =======      ======          =====



          The accompanying notes to consolidated financial statements are an integral part of these statements.




            CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                          (dollars in thousands)                                                 Six Months Ended June 30,
                                                                                                ---------------------------
                                                                                                  1998               1997
                                                                                                -------             -------
OPERATING ACTIVITIES
Net income .................................................................................    $   964             $   946
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization ............................................................        304                 283
  Amortization of securities discount, net .................................................        176                   7
  Net cash paid related to discount (premium) on matured securities ........................        148                 (27)
  Loan fees amortized, net .................................................................        (91)                (12)
  Deferred income tax provision ............................................................        135                 612
  Loss on sale of securities ...............................................................        --                    9
  Gain on sale of premises and equipment ...................................................        (62)                (61)
  Increase in accrued interest receivable and other assets .................................       (269)               (207)
  Increase in accrued expenses and other liabilities .......................................        179                 184
                                                                                                -------             -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................................      1,484               1,734
                                                                                                -------             -------
INVESTING ACTIVITIES
  Proceeds from sales of available for sale securities .....................................        --                1,991
  Proceeds from maturity of securities:
    Available for sale .....................................................................      6,639               6,110
    Held for maturity ......................................................................      6,420               1,854
  Purchase of securities:
    Available for sale .....................................................................     (9,196)            (10,152)
    Held for maturity ......................................................................     (4,089)             (2,012)
  Net decrease of interest bearing deposits with banks .....................................        --                  123
  Net increase in loans ....................................................................     (8,770)             (7,857)
  Capital expenditures .....................................................................       (265)               (673)
  Proceeds from sale of premises and equipment .............................................        --                   14
                                                                                                -------             -------
NET CASH USED IN INVESTING ACTIVITIES ......................................................     (9,261)            (10,602)
                                                                                                -------             -------
FINANCING ACTIVITIES
  Net increase in deposits .................................................................     13,553               4,550
  Increase in federal funds purchased and
    securities sold under agreements to repurchase .........................................      4,223               7,578
  Repayments of long-term debt principal ...................................................        --                 (973)
  Purchase of treasury stock ...............................................................        (38)                (38)
  Exercise of stock options ................................................................         20                  19
                                                                                                -------             -------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................................................     17,758              11,136
                                                                                                -------             -------
Net increase in cash and cash equivalents ..................................................      9,981               2,268
Cash and cash equivalents, beginning of period .............................................     20,989              14,528
                                                                                                -------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................    $30,970             $16,796
                                                                                                =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID ............................................................................    $ 3,327             $ 2,903
  INCOME TAXES PAID ........................................................................        557                  27
                                                                                                =======             =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION.

This quarterly report presents the consolidated financial statements of High Point Financial Corp. ("High Point") and its subsidiary, The National Bank of Sussex County ("NBSC"). The term "Company" refers to High Point and NBSC as a consolidated entity.

The Company's financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the two quarters presented do not necessarily indicate the results that the Company will achieve for all of 1998. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the High Point Financial Corp. Annual Report on Form 10-K for the year ended December 31, 1997.

The financial information in this quarterly report has been prepared in accordance with the Company's customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

NOTE 2. INTEREST.

The line item for "Accrued expenses and other liabilities" includes accrued interest expense of $736,000 at June 30, 1998 and $672,000 at December 31, 1997.

NOTE 3. RELATED PARTY TRANSACTIONS.

The line item for "Net occupancy expense" includes rent on certain properties that the Company leases from FMI, Inc. FMI, Inc. is a wholly-owned subsidiary of Franklin Mutual Insurance Company, which owns 6.6% of High Point's outstanding common stock. The Company paid total rent of $189,000 to FMI, Inc. for the first six months of 1998, and $185,000 for the first six months of 1997.

NOTE 4. EARNINGS PER SHARE.

BASIC EARNINGS PER SHARE for a particular period of time is calculated by dividing net income by the weighted average number of common shares outstanding during that period.

DILUTED EARNINGS PER SHARE is calculated by dividing net income by the weighted average number of outstanding common shares and common share equivalents. High Point's only outstanding "common share equivalents" are options to purchase its common stock.

The Company adopted Statement of Accounting Standards No. 128, "Earnings Per Share," effective December 31, 1997. Earnings per share reported for all prior periods have been restated to implement the guidelines in that accounting statement.

NOTE 5. IMPAIRED LOANS.

NBSC adopted Statement of Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (known as "SFAS No. 114"), and Statement of Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures," as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's original effective interest rate.

The following table shows NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of June 30, 1998 and 1997, and the average recorded investment in impaired loans during the six months preceding those dates:

--------------------------------------------------------------------------------
                                                            AVERAGE RECORDED
                                                            INVESTMENT (OVER
DATE              INVESTMENT        VALUATION ALLOWANCE   PRECEDING SIX MONTHS)
--------------------------------------------------------------------------------
June 30, 1998     $2.96 million         $394,000              $2.95 million
--------------------------------------------------------------------------------
June 30, 1997     $3.88 million         $627,000              $3.81 million
--------------------------------------------------------------------------------

Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, all payments received are recorded as reductions of principal. NBSC recognized interest on impaired loans of $91,000 in the first six months of 1998 and $97,000 in the first six months of 1997.

At June 30, 1998, NBSC had $406,000 of loans that resulted from troubled debt restructurings that occurred prior to the date that NBSC adopted SFAS No. 114. NBSC continues to account for these loans under the requirements of Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings," which preceded SFAS No. 114. If NBSC had recognized interest on these troubled loans at original contractual rates as required by SFAS No. 114, rather than at renegotiated rates as required by SFAS No. 15, the effect on income for the first six months of 1998 would not have been material.

NOTE 6. COMPREHENSIVE INCOME.

During the first quarter of 1998, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The objective of SFAS No. 130 is to show "comprehensive income" and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements.

"Comprehensive income" is the total of net income and all other "non-stockholder changes in equity." There are several types of "non-stockholder changes in equity," but the only one that is relevant for the Company is unrealized holding gains/losses on securities classified as available for sale. Transactions with stockholders, such as proceeds from the sale of stock and the payment of dividends, are not part of comprehensive income.

The following chart shows the Company's comprehensive income as of June 30, 1998 and 1997.

(dollars in thousands)                          June 30, 1998     June 30, 1997
                                                -------------     -------------
Unrealized gain/(loss) on securities:
Unrealized holding gains/(losses)
  arising during period .......................     $70               $(67)
Less: reclassification adjustment for
  gains/(losses) included in net income .......      --                  9
                                                    ---               ----
  Net unrealized gains/(losses) ...............      70                (76)
Tax expense or benefit ........................      22                (24)
Other comprehensive income ....................     $48               $(52)
                                                    ===               ====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this section in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in High Point's Annual Report on Form 10-K for the period ended December 31, 1997 because that section contains more detailed information about certain accounting concepts and the Company's policies than this quarterly report does.

                                     SUMMARY

This quarterly report explains the following trends in the Company's financial condition and operating results:

o NET INCOME increased by 1.9% from June 30, 1997 to June 30, 1998. See " - Results of Operations (Second quarter 1998 compared to second quarter 1997)
     - Net Income."

o ASSETS increased by 8% from December 31, 1997 to June 30, 1998. See " - Financial Condition - Loans," "Securities," and " - Liquidity."

o DEPOSITS increased by 6.8% from December 31, 1997 to June 30, 1998. See " - Financial Condition - Deposits."

o TOTAL LOANS increased by 7.0% from December 31, 1997 to June 30, 1998. See " - Financial Condition - Loans."


                              RESULT OF OPERATIONS
         (FIRST SIX MONTHS OF 1998 COMPARED TO FIRST SIX MONTHS OF 1997)

NET INCOME.

Net income for the first six months of 1998 was $964,000, compared to $946,000 for the same period last year, an increase of $18,000. Net income increased from the first half of 1997 to the first half of 1998 primarily because of an increase in the Company's earning assets (i.e., loans and investments). Earnings on those assets were partially offset by an increase in NBSC's interest expense and by a decline in the yield on earning assets.
See " - Net Interest Income."

The increase in net income had the following effect on three other measurements of the Company's financial condition:

o BASIC EARNINGS PER SHARE were $0.25 for the first six months of 1998, compared to $0.25 for the first six months of 1997. The calculation of "basic earnings per share" is explained in Note 4 of the Notes to Consolidated Financial Statements.

o RETURN ON AVERAGE ASSETS, which is annualized net income as a percent of average assets, was 0.80% for the first six months of 1998, compared to 0.86% for the same period in 1997. This ratio declined because average assets increased by more than net income.

o RETURN ON AVERAGE EQUITY, which is annualized net income as a percent of average equity, was 8.38% for the first six months of 1998, compared to 9.26% for the same period in 1997. This ratio declined because equity increased by more than net income.

NET INTEREST INCOME.

Net interest income is the difference between interest income on earning assets and the interest cost of funds supporting those assets. Net interest income for the first six months of 1998 was $5.03 million, compared to $4.79 million for the same period last year. The 5.0% increase in net interest income was the result of a $22.1 million increase in average earning assets from the first six months of 1997 to the first six months of 1998.

TOTAL INTEREST INCOME. Total interest income increased from $7.73 million in the first six months of 1997 to $8.42 million in the first six months of 1998, an increase of $687,000. An increase in average earning assets caused total interest income to increase by $850,000, but that increase was offset by a decline in the average yield on earning assets, which reduced interest income by $163,000.

Interest earned on loans. NBSC earned $539,000 more interest from loans, primarily because average loans outstanding increased from $116.7 million in the first six months of 1997 to $129.6 million in the first six months of 1998. In addition, non-performing loans continue to decline, so those loans are having a progressively smaller impact on interest income. Average non-accrual loans (the largest subset of non-performing loans) declined from $3.66 million in the first six months of 1997 to $2.78 million during the same period of 1998. If all of those non-accrual loans had been current, the Company would have earned $141,000 more interest in the first six months of 1998, compared to $194,000 more interest in the first six months of 1997.

Interest earned on securities. Total interest income on securities was $2.3 million for the first six months of 1998, compared to $2.39 million for the first six months of 1997. A decline in the yields on new investments caused most of the decline in interest income. In general, average investments outstanding decreased slightly, from $76.4 million in the first half of 1997 to $75.6 million in the first half of 1998. However, average balances of federal funds sold increased from $6.7 million in the first six months of 1997 to $13.8 million in the first six months of 1998. As a result, interest on federal funds sold increased from $144,000 to $379,000.

TOTAL INTEREST EXPENSE. Total interest expense increased from $2.95 million in the first six months of 1997 to $3.39 million in the first six months of 1998, an increase of $443,000. Most of this 15.0% increase was caused by an increase in average interest-bearing liabilities- from $158.2 million in the first half of 1997 to $176.6 million in the first half of 1998 resulting in $353,000 in increased interest expense for the first half of 1998. An increase in average rates paid for deposits also contributed $90,000 to the increase in interest expense.

NON-INTEREST INCOME.

Non-interest income for the first six months of 1998 was $1.37 million, compared to $1.42 million for the same period in 1997. Two components of non-interest income (service charges and "other income") declined, while a third component (the sum of commissions and fees) increased.

Service charges on demand accounts declined from $706,000 in the first six months of 1997 to $651,000 in the first six months of 1998, primarily because fewer customers overdrew their accounts, so NBSC imposed fewer overdraft charges. "Other income" declined from $267,000 in the first six months of 1997 to $167,000 in the first six months of 1998 because the Company recorded two non-recurring items of "other income" in the first half of 1997: $60,000 in insurance proceeds and $51,000 in forgiven debt.

Commissions and fees increased from $398,000 in first six months of 1997 to $460,000 for the first six months of 1998, primarily because NBSC began collecting fees for non-customer ATM transactions in third quarter 1997.

NON-INTEREST EXPENSE.

Non-interest expense for the first six months of 1998 was $4.76 million, compared to $4.62 million for the first six months of 1997. This increase came from three sources:

o Legal expense increased from $95,000 to $131,000 because of expenses arising from a reorganization of the Company's financial services delivery system.

o Net cost of operation of other real estate increased from $1,000 to $12,000 because the Company recorded fewer gains on sales of other real estate during the first half of 1998 than during the first half of 1997.

o Other expenses increased from $1.12 million to $1.25 million because the Company implemented programs to improve customer service representatives' sales skills and to outsource sales of non-traditional products. These initiatives increased expenses for training and for marketing.

                              RESULTS OF OPERATIONS
              (SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997)

NET INCOME.

Net income for second quarter 1998 was $450,000, compared to $524,000 for the same period last year, a decrease of $74,000. Net income decreased primarily because non-interest income declined and non-interest expense increased. See " - Non-interest Income" and " - Non-interest Expense."

The decrease in net income caused three other measures to decline as well:

o BASIC EARNINGS PER SHARE were $0.12 for second quarter 1998, compared to $0.14 for second quarter 1997.

o RETURN ON AVERAGE ASSETS was 0.73% for second quarter 1998, compared to 0.94% for the same period in 1997.

o RETURN ON AVERAGE EQUITY was 7.76% for second quarter 1998, compared to 10.18% for the same period in 1997.

NET INTEREST INCOME.

Net interest income for second quarter 1998 was $2.51 million, compared to $2.44 million for the same period last year. The principal source of this increase was an increase in average earning assets from second quarter 1997 to second quarter 1998.

TOTAL INTEREST INCOME. Total interest income increased from $3.94 million in second quarter 1997 to $4.22 million in second quarter 1998, an increase of $276,000. Total interest income increased by $413,000 because of an increase in average earning assets. That increase was reduced by $137,000 because of a decline in the average yield on earning assets.

Interest earned on loans. Interest income on loans increased by $249,000, primarily because average loans outstanding increased and the percentage of those loans that are non-performing decreased. Average non-accrual loans declined from $3.56 million in second quarter 1997 to $2.8 million during second quarter 1998. If all of those non-accrual loans had been current, the Company would have earned $67,000 more interest in the first half of 1998, compared to $93,000 more interest in the first half of 1997.

Interest earned on securities. Interest income on securities decreased from $1.19 million in second quarter 1997 to $1.11 million in second quarter 1998 because the two items that determine interest income declined: average securities outstanding declined from $75.8 million to $74.9 million, and yields on securities also declined. Interest income on federal funds sold increased from $91,000 in second quarter 1997 to $202,000 in second quarter 1998 because average federal funds sold increased from $6.7 million to $14.4 million.

TOTAL INTEREST EXPENSE. Total interest expense increased from $1.5 million in second quarter 1997 to $1.7 million in second quarter 1998, an increase of $202,000. An increase in deposit volume caused $165,000 of this added expense; an increase in average rates paid on deposits contributed to the remaining $37,000 increase.

NON-INTEREST INCOME.

Non-interest income for second quarter 1998 was $679,000, compared to $707,000 for the same period in 1997. Two components of non-interest income increased. "Commissions and fees" increased because NBSC was collecting fees for non-customer ATM transactions in second quarter 1998 but not in second quarter 1997. Gains on sales of loans increased because the Company earned a net amount of $33,000 in second quarter 1998 from the sale of mortgage loans. However, those increases were offset by declines in service charges (particularly overdraft charges) and "other income" (which decreased because the Company recorded a non-recurring item of other income in second quarter 1997).

NON-INTEREST EXPENSE.

Non-interest expense for second quarter 1998 was $2.41 million, compared to $2.27 million for second quarter 1997. Most of this increase was in the category of salary and benefit expense. That item increased by $58,000 from second quarter 1997 to second quarter 1998, primarily because the Company recorded severance payments to employees whose positions were terminated in second quarter 1998. Legal expenses increased from $32,000 in second quarter 1997 to $63,000 in second quarter 1998 as a result of a reorganization in the Company's financial services delivery system.

                               FINANCIAL CONDITION

At June 30, 1998, the consolidated assets of the Company were $255.2 million, an increase of $18.9 million from the $236.3 million reported at year-end 1997.

DEPOSITS.

Total deposits increased from $198.4 million on December 31, 1997 to $212.0 million on June 30, 1998, an increase of $13.6 million. The level of deposits in NBSC's four types of accounts changed as follows during that six month period:

o NON-INTEREST BEARING TRANSACTION ACCOUNTS increased from $40.4 million to $46.9 million, an increase of $6.5 million (16.1%), primarily as a result of seasonal increases.

o INTEREST BEARING TRANSACTION ACCOUNTS increased from $31.4 million to $34.1 million, an increase of $2.7 million (8.6%).

o SAVINGS ACCOUNTS increased from $61.5 million to $63.4 million, an increase of $1.9 million (3.1%).

o TIME DEPOSITS increased from $65.1 million to $67.6 million, an increase of $2.5 million (3.8%). A significant amount of this increase was in time deposits with balances of $100,000 or more. These accounts increased from $7.6 million at year-end 1997 to $9.0 million on June 30, 1998, primarily because of an increase in municipal deposits.

LOANS.

Total loans increased from $126.7 million at December 31, 1997 to $135.6 million on June 30, 1998, an increase of $8.9 million. The composition of the loan portfolio during that six month period changed as follows:

o COMMERCIAL LOANS decreased from $46.1 million to $41.7 million, a decrease of $4.4 million (9.5%).

o REAL ESTATE CONSTRUCTION LOANS decreased from $7.0 million to $6.9 million, a decline of $133,000 (0.02%).

o REAL ESTATE MORTGAGE LOANS increased from $45.0 million to $57.3 million, an increase of $12.3 million (27.3%).

o INSTALLMENT LOANS increased from $28.6 million to $29.6 million, an increase of $1.0 million (3.5%).

Real estate mortgage loans and installment loans have increased because of high demand for these products in the Sussex County region, which is NBSC's market area. In contrast, commercial demand has been low. NBSC has not been able to replace repaid commercial loans with a comparable volume of new loans.

NBSC began selling 30-year mortgages in the secondary market during second quarter 1998 because those loans are in demand and management can reduce NBSC's interest rate risk by reducing its portfolio of long term, fixed rate assets. (For an explanation of "interest rate risk," see " - Securities Portfolio.") NBSC sold $1.7 million in mortgages during second quarter 1998. The Company did not have any loans designated "held for sale" as of June 30, 1998.

NON-PERFORMING ASSETS.

Non-performing assets increased from $4.4 million at year-end 1997 to $4.6 million on June 30, 1998 because of a slight increase in non-performing loans.

The following table itemizes non-performing assets at each quarter end from June 30, 1997 to June 30, 1998:


Non-performing assets at                        6/30/98        3/31/98        12/31/97     9/30/97      6/30/97
------------------------                        -------        -------        --------     -------      -------
                                                                    (dollars in thousands)
Loans past due over 90 days ................    $  201          $  183          $    4      $  115       $  101
Loans on non-accrual .......................     2,909           2,845           2,843       3,696        3,623
Troubled debt restructurings* ..............       406             411             413         424          443
                                                ------          ------          ------      ------       ------
Total non-performing loans .................     3,516           3,439           3,260       4,235        4,167
Other real estate ..........................     1,050           1,110           1,110       1,071        1,050
                                                ------          ------          ------      ------       ------
Total non-performing assets ................    $4,566          $4,549          $4,370      $5,306       $5,217
                                                ======          ======          ======      ======       ======


------------

* Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

NON-PERFORMING LOANS. There are three types of non-performing loans: loans that are past due 90 days or more but still accruing interest, non-accrual loans, and renegotiated loans. Federal banking regulators have created other designations, such as "other assets especially mentioned" and "substandard," for certain loans that appear to warrant particular attention. Every non-performing loan is in one of these categories, and so are some performing loans.

Loans past due 90 days or more increased from $4,000 at year-end 1997 to $201,000 at June 30, 1998, an increase of $197,000. Every loan that is past due 90 days or more and still accruing interest is considered to be "in process of collection," which means that there is sufficient collateral to cover the defaulted principal and interest payments, and management is confident that the loan will be satisfied through foreclosure or a third party payment in the near future.

Non-accrual loans increased marginally from $2.84 million at year-end 1997 to $2.91 million on June 30, 1998 because one additional loan was designated "non-accrual." The level of renegotiated loans remained virtually unchanged.

At June 30, 1998, NBSC had $1.3 million in performing loans classified as "other assets especially mentioned," and $4.9 million in performing loans classified as "substandard." NBSC did not have any loans that fit within the regulators' other "adverse" categories. The Company is not aware of any loans outstanding as of June 30, 1998, other than those that already have adverse classifications, that are likely to become non-performing in the future.

OTHER REAL ESTATE. Other real estate is property that the NBSC acquires when it forecloses on the collateral for a defaulted loan. Other real estate declined by $60,000 from the $1.1 million reported at year-end 1997 because NBSC sold one property. NBSC did not record any new "other real estate" in the first six months of 1998.

Management obtains an appraisal on other real estate when the Company takes title to the property unless the Company already has a contract of sale, or an appraisal that conforms to regulatory guidelines. Thereafter, the Company obtains and reviews appraisals as often as required by regulators, generally every two years.

When the Company acquires other real estate, or obtains a new appraisal on other real estate that it already owns, management records the carrying value of the property as the appraised value less estimated costs of disposition. If a new parcel of other real estate is appraised at less than the outstanding balance of the loan it secured, the difference is charged to the allowance for possible loan losses when the property is recorded as other real estate. Based on management's continuing review of market conditions and updated appraisals, the Company will charge any subsequent decline in market value to the net cost of operation of other real estate. For the first six months of 1998, there were no charge-offs on other real estate.

When the appraised fair value of a parcel of other real estate does not include certain costs of disposition, the Company establishes a specific reserve or allowance for other real estate. Management will make a charge-off to that reserve when the Company actually incurs disposition costs. The following table shows the level of provisions to the allowance for other real estate and charge-offs against specific reserves for the six months ended June 30, 1998 and 1997.


                                      June 30,           June 30,
(dollars in thousands)                 1998                1997
----------------------                -------            -------
Beginning balance, January 1 ......    $121                $50
     Provisions ...................     --                 --
     Charge-offs ..................     (21)                --
                                       ----                ---
Ending balance ....................    $100                $50
                                       ----                ---

THE ALLOWANCE FOR POSSIBLE LOAN LOSSES.

The allowance for possible loan losses increased from $4.12 million on December 31, 1997 to $4.13 million on June 30, 1998. The allowance includes recoveries of previously charged off loans, and the Company recovered a net amount of $12,000 during the first six months of the year. The following chart shows the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.


                                                               For the quarter ended
                                         --------------------------------------------------------------
                                          6/30/98       3/31/98        12/31/97     9/30/97     6/30/97
                                         --------       -------        --------     -------     -------
                                                               (dollars in thousands)
Beginning balance .....................   $4,156        $4,120          $4,100      $4,113      $4,060
   Loans charged-off ..................      (88)          (82)            (41)        (58)        (28)
   Loans recovered ....................       64           118              61          45          81
                                          ------        ------          ------      ------      ------
Net (charge-offs) recoveries ..........      (24)           36              20         (13)         53
Provision .............................       --            --              --          --          --
                                          ------        ------          ------      ------      ------
Ending balance ........................   $4,132        $4,156          $4,120      $4,100      $4,113
                                          ======        ======          ======      ======      ======
Ratio of allowance for
  possible loan losses to
  non-performing loans .................   117.5%        120.8%          126.4%       96.8%       98.7%
                                          ======        ======          ======      ======      ======


The Company did not record a provision for possible loan losses during the first six months of 1998. NBSC's ratio of the allowance for possible loan losses to non-performing loans has increased from 98.7% as of June 30, 1997 to 117.5% as of June 30, 1998 because non-performing loans decreased while the allowance for loan losses increased slightly.

Each quarter management makes a recommendation to the Board of Directors regarding the appropriate level of the allowance for possible loan losses. Management considers a variety of issues when making this recommendation, including present and expected economic conditions within NBSC's market area, delinquency trends, trends in NBSC's loan portfolio versus trends experienced by NBSC's peers, historical loss experience, and results of an independent quarterly review of certain loans by unaffiliated experts.

Management's quarterly evaluation takes place in three steps:

First, management reviews each troubled loan and each credit in excess of $100,000. This review, which focuses on the value of underlying collateral, recent payment history, and present and prospective conditions that could affect performance, enables management to estimate potential losses on those loans. If management identifies a probable loss, it charges off the related loan to the extent of the estimated loss. Management may also establish specific reserves for troubled loans.

Second, management uses information from the independent loan review to monitor the status of larger non-criticized loans for changes that could affect future collectibility.

Third, management makes a general assessment of the potential for loan losses from certain performing loans and off balance sheet credit commitments based on historical and projected collection statistics. This review does not focus on specific loans or commitments, but instead considers groups of loans and credit commitments with similar characteristics.

Based on its recent analysis, management believes that it has identified the risk in the loan portfolio and that the allowance for possible loan losses is adequate on June 30, 1998. Management also believes that the allowance is adequate to absorb additional or unanticipated losses. Nevertheless, the Company could sustain losses that could be substantial in relation to the size of the loan loss reserve.

SECURITIES PORTFOLIO.

Investment securities and securities available for sale consist of the following:


                                                                June 30, 1998
                                             ---------------------------------------------------------
                                                                   Gross          Gross      Estimated
                                             Amortized          Unrealized      Unrealized     Market
                                                Cost               Gains          Losses       Value
                                             ---------         ------------     ----------   ---------
                                                                  (in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ...............   $24,715               $297            $(3)       $25,009
States and other political
  subdivisions ............................     1,665                  3             (4)         1,664
Mortgage backed securities:
      U.S. agency issued ..................    17,746                 71            (61)        17,756
Other investments:
  Federal Reserve Bank Stock ..............       516                 --             --            516
  Vanguard money market
     fund .................................     9,072                 --             --          9,072
Federal Home Loan Bank ....................     1,128                 --             --          1,128
Marketable equity securities ..............        60                  14            --             74
                                              -------                ----          ----        -------
Securities available for sale .............   $54,902                $385          $(68)       $55,219
                                              =======                ====          ====        =======
HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ................   $2,494                 $26          $ --        $ 2,520
Mortgage backed securities:
      U.S. agency issued ...................   19,879                 121            (6)        19,994
                                              -------                ----          ----        -------
Securities held to maturity ................  $22,373                $147           $(6)       $22,514
                                              =======                ====          ====        =======


                                                                           December 31, 1997
                                                   -------------------------------------------------------------------
                                                                        Gross               Gross            Estimated
                                                   Amortized          Unrealized          Unrealized          Market
                                                    Cost                Gains               Losses             Value
                                                   ---------          ----------          ----------         ---------
                                                                           (in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ....................    $26,208              $278               $ (11)             $26,475

Mortgage backed securities:
      U.S. agency issued .......................     21,155                63                 (94)              21,124

Other investments:
  Federal Reserve Bank Stock ...................        516               --                  --                   516
  Vanguard money market
     fund ......................................      3,790               --                  --                 3,790
  Federal Home Loan Bank .......................        878               --                  --                   878
  Marketable equity securities .................         60                11                 --                    71
                                                    -------              ----               -----              -------
Securities available for sale ..................    $52,607              $352               $(105)             $52,854
                                                    =======              ====               =====              =======
HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies ....................    $ 3,492              $ 30               $  (1)             $ 3,521

Mortgage backed securities:
      U.S. agency issued .......................     21,274               149                 (21)              21,402
                                                    -------              ----               -----              -------
Securities held to maturity ....................    $24,766              $179                $(22)             $24,923
                                                    =======              ====               =====              =======


As of June 30, 1998, the contractual maturities of the investment securities and the securities available for sale are as follows:


                                                                                                  Securities
                                                       Investment securities                   Available for Sale
                                                     --------------------------         -------------------------------
                                                                      Estimated                               Estimated
                                                     Amortized         Market           Amortized              Market
                                                       Cost            Value              Cost                  Value
                                                     ---------        ---------         ---------             ---------
                                                                             (in thousands)
Due in one year or less .........................   $   473           $   474             $ 6,657               $ 6,672
Due after one year through
   five years ...................................     9,985            10,048              22,906                23,149
Due after five years but within 10
   years ........................................    11,525            11,590               4,166                 4,178
Due after 10 years ..............................       390               402              10,397                10,430
Federal Reserve Bank stock ......................       --                --                  516                   516
Equity Securities ...............................       --                --                1,188                 1,202
Vanguard money market fund ......................       --                --                9,072                 9,072
                                                    -------           -------             -------               -------
Securities held to maturity .....................   $22,373           $22,514             $54,902               $55,219
                                                    =======           =======             =======               =======


There is little credit risk in the Company's securities portfolio; management does not expect to lose any of the funds that the Company has invested in securities. However, all of the Company's securities investments are subject to risks that could affect the amount the Company earns. The most prevalent of these risks is interest rate risk: if the Company holds a fixed rate security while interest rates are rising, the investment will earn less than a market rate. The Company attempts to mitigate interest rate risk by restricting most of its purchases of fixed rate instruments to securities that will mature in seven years or less. The Company purchases tax-exempt securities with longer maturities.

Some of the Company's securities, such as agency callables and mortgage-backed securities, have variable payment features. These investments present added risks known as "option risk," "prepayment risk," and "extension risk."

"Agency callables," which are government securities that can be redeemed by the issuing agency before maturity, are subject to interest rate risk if interest rates rise, and option risk if interest rates decline. "Option risk" means that if interest rates decline, the issuer will probably exercise its right to redeem the security before maturity, which will give the Company a return on its investment that is less than originally expected. The Company mitigates these risks by buying only callables with maturities of seven years or less.

The Company also owns $31.5 million in mortgage-backed securities issued by government agencies. When interest rates are fairly constant, borrowers prepay their mortgages, and issuers of mortgage-backed securities prepay their holders, at a predictable rate. When interest rates decline, borrowers may choose to prepay their mortgages at a faster pace so that they can refinance. These prepayments reduce the yield on the related mortgage-backed securities. Conversely, when interest rates increase, borrowers may refrain from prepaying at the expected rate, which will slow the flow of cash to holders of the related securities. The Company manages "prepayment risk" by buying mortgage-backed securities with a variety of coupon rates, and minimizes its "extension risk" by purchasing primarily mortgage-backed securities with balloon payments and original maturities no greater than seven years.

LIQUIDITY.

"Liquidity" measures whether an entity has sufficient cash flow to meet its financial obligations as they come due. Management believes that both High Point and NBSC have sufficient liquidity to meet their current and anticipated operational needs.

LIQUIDITY AT NBSC. At NBSC, cash to fund loan demand and operational expenses comes from five sources:

o    net income

o    deposits

o    sales of loans, securities, and overnight funds

o    borrowing overnight funds

o    overnight repurchase agreements

At June 30, 1998, NBSC had a portfolio of $55.2 million in securities available for sale and $17.7 million in overnight funds. As a member of the Federal Home Loan Bank, NBSC can borrow up to $11.7 million in overnight funds as of June 30, 1998. In addition, NBSC can effect overnight pledges of securities with a brokerage firm in exchange for overnight loans equal to 97% of the value of the securities pledged.

LIQUIDITY AT HIGH POINT. High Point's liquidity requirements include printing expenses and fees for legal, auditing, and other services. At June 30, 1998, High Point had $9,000 in cash, and $150,000 in overnight funds available to meet its obligations.

High Point's cash flow comes from three sources:

o    dividends from NBSC

o    sales of securities

o    land available for sale

Like all national banks, NBSC is subject to restrictions on the dividends that it can declare. In particular, NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the Office of the Comptroller of the Currency. In addition, NBSC may not pay dividends while it has losses that exceed its aggregate retained earnings. NBSC's earnings for the first half of 1998, plus the retained earnings from the prior two years, are $8.0 million. However, NBSC cannot pay dividends in excess of its aggregate retained earnings of $3.86 million as of June 30, 1998.

At June 30, 1998, High Point had equity securities with a market value of $20,000 that management can sell to generate cash. High Point also owns land that is available for sale that could generate cash in the future.

MARKET RISK.

NBSC originates and invests in interest-earning assets and solicits interest-bearing deposit accounts, so interest rate fluctuations could have a dramatic effect on NBSC's operations. When interest rates change, the rates on NBSC's interest-bearing assets and liabilities also may change, although not necessarily by the same amounts or in the same proportions. Furthermore, fluctuations in interest rates may cause borrowers to prepay loans or depositors to withdraw deposited funds. Either of these reactions will alter the Company's mix of interest-bearing assets and liabilities. NBSC monitors and controls interest rate risk through a variety of techniques, including traditional rate sensitivity analysis (also known as "gap" analysis) and an interest rate sensitivity model.

TRADITIONAL GAP ANALYSIS. Traditional gap analysis involves three steps. First, NBSC's interest-earning assets and interest-bearing liabilities are grouped into five repricing periods that range from "within three months" to "after five years." Second management computes the difference (or "interest rate sensitivity gap") between the assets and liabilities that are expected to reprice during each time period. Third, management computes the cumulative difference between all of the assets and liabilities that will reprice as of the end of each time period.

The following table sets forth, as of June 30, 1998, certain information regarding the Company's interest-earning assets and interest-bearing liabilities, interest rate sensitivity gap, and interest rate sensitivity gap ratio. An asset or liability is shown as "rate-sensitive" during a particular period if it will mature or if it could be repriced during that period. Investment securities and securities available for sale (including mortgage-backed securities and callable securities) are shown by maturity date. Management assumes that most of NBSC's interest-bearing demand deposits and savings deposits are "core" deposits, which means they will remain with NBSC regardless of market interest rates. Therefore, 80% of the interest-bearing demand deposits and 75% of the savings deposits are shown to be maturing or repricing in the "after 1 but within 5 years" column.


                                                                     Maturing or Repricing
                                          -------------------------------------------------------------------------------------
                                                        After 3      After 6
                                             Within    months but   months but    Total      After 1 but
                                              three    within 6      within      Within 1      within 5     After 5
June 30, 1998                                months     months        1 Year       Year         years        Years      Total
-------------                              ---------   ----------   ---------    ---------   ------------   -------     -------
                                                                               (in thousands)
Interest earning assets:
   Loans ................................  $28,424     $ 6,958     $ 10,135     $ 45,517     $ 34,872     $ 52,383    $132,772
   Loans held for sale ..................     --          --           --           --           --           --          --
   Investment securities ................     --          --            473          473        9,985       11,915      22,373
   Federal funds sold ...................   17,705        --           --         17,705         --           --        17,705
   Securities available for sale ........   12,615       1,498        3,674       17,787       22,180       15,252      55,219
                                           -------     -------     --------     --------     --------     --------    --------
Total earning assets ....................   58,744       8,456       14,282       81,482       67,037       79,550     228,069
Non-earning assets ......................     --          --           --           --           --         27,145      27,145
                                           -------     -------     --------     --------     --------     --------    --------
Total Assets ............................   58,744       8,456       14,282       81,482       67,037      106,695     255,214
                                           -------     -------     --------     --------     --------     --------    --------
Interest bearing liabilities:
Deposits:
   Interest bearing demand ..............    1,707       1,707        3,413        6,827       27,307         --        34,134
   Savings accounts .....................    3,963       3,963        7,925       15,851       47,551         --        63,402
   Jumbo certificates ...................    4,189       1,685        1,961        7,835          789          357       8,981
   Other time deposits ..................   17,009       9,476       19,238       45,723       11,565        1,289      58,577
                                           -------     -------     --------     --------     --------     --------    --------
      Total interest bearing deposits ...   26,868      16,831       32,537       76,236       87,212        1,646     165,094
                                           -------     -------     --------     --------     --------     --------    --------
Borrowings:
   Repurchase agreements ................   12,424        --           --         12,424         --           --        12,424
   Long-term debt .......................     --          --           --           --          5,000         --         5,000
                                           -------     -------     --------     --------     --------     --------    --------
      Total borrowings ..................   12,424        --           --         12,424        5,000         --        17,424
                                           -------     -------     --------     --------     --------     --------    --------
Non-interest bearing demand
   deposits .............................     --          --           --           --           --         46,889      46,889
Other liabilities .......................     --          --           --           --           --          2,470       2,470
Stockholders' equity ....................     --          --           --           --           --         23,337      23,337
                                           -------     -------     --------     --------     --------     --------    --------
Total liabilities and equity ............   39,292      16,831       32,537       88,660       92,212       74,342     255,214
                                           -------     -------     --------     --------     --------     --------    --------
Interest rate sensitivity gap ...........  $19,452    ($ 8,375)    ($18,255)    ($ 7,178)    ($25,175)    $ 32,353    $   --
                                           =======     =======      =======     ========     ========     ========    ========
Cumulative rate sensitivity gap .........  $19,452     $11,077     ($ 7,178)    ($ 7,178)    ($32,353)    $   --      $   --
                                           =======     =======      =======     ========     ========     ========    ========
Interest rate sensitivity gap ratio .....   149.51%      50.24%       43.89%       91.90%       72.70%      143.52%       --  %
Cumulative interest rate sensitivity
  gap ratio .............................   149.51%     119.74%       91.90%       91.90%       82.11%      100.00%       --  %



INTEREST RATE SENSITIVITY MODEL. With the interest rate risk sensitivity model, management projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected amount. Based on management's analysis of the Company's interest rate sensitivity, if rates were to increase 200 basis points, net interest income would decrease by $38,000 as of June 30, 1998; if interest rates were to decline by 200 basis points, net interest income would increase by the same amount.

CAPITAL RESOURCES.

STOCKHOLDERS' EQUITY. Stockholders' equity increased to $23.3 million during the first six months of 1998 from $22.3 million at year-end 1997. Book value per common share of stock (total stockholders' equity divided by the number of outstanding common shares) increased to $6.16 on June 30, 1998 from $5.90 on December 31, 1997.

Stockholders' equity is a mix of several components: net income or net loss, issuance of new common stock, net unrealized gains or losses in securities available for sale, and the acquisition or sale of treasury stock. The increase in stockholders' equity during the first half of 1998 resulted from net income and from increases in the market values of securities available for sale. Unrealized gains on securities available for sale increased from $161,000 at year-end 1997 to $209,000 at June 30, 1998.

REGULATORY STATUS. High Point and NBSC are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or NBSC's financial statements. Management believes, as of June 30, 1998, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

As of June 30, 1998, the most recent notification from the Office of the Comptroller of the Currency (NBSC's primary regulator) categorized NBSC as "well capitalized." The most recent notification from the Federal Reserve Bank of New York (the Company's primary regulator) placed the Company in the same category. Management is not aware of any conditions or events that have occurred since the Company received those notifications that would adversely affect the capital adequacy rating of either the Company or NBSC.

The following chart represents the capital ratios of the Company and NBSC on June 30, 1998 compared to minimum regulatory requirements:


                                            Minimum
                                         Required to be
                        Minimum          Well Capitalized
                        Required for       Under Prompt                 The
                     Capital Adequacy   Corrective Action    NBSC      Company
                        Purposes             Provisions    6/30/98    6/30/98
                     ----------------   -----------------  -------    ---------
Leverage Ratio .........   4.00%              5.00%         8.27%        9.08%
Risk Based:
  Tier I ...............   4.00%              6.00%         15.68%      17.08%
  Tier I plus Tier II ..   8.00%             10.00%         16.95%      18.35%


EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires companies to report financial and descriptive information about "reportable operating segments" in fiscal years beginning after December 15, 1997. Management has determined that the Company and NBSC do not have any reportable segments, so SFAS 131 has not had any effect on the Company's financial statements.

For information regarding the effect of Statement of Financial Accounting Standards No. 130, which the Company adopted during first quarter 1998, see Note 6 in the Notes to Consolidated Financial Statements.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a reporting company to record every covered derivative instrument on the company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company does not currently have any derivative instruments. Management has not quantified the effect that SFAS No. 133 will have on the Company's financial statements, but does not expect implementation of SFAS No. 133 to have a material impact on earnings or other comprehensive income.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but reporting companies may adopt it on a going-forward basis as of the start of any fiscal quarter beginning on or after June 16, 1998. SFAS No. 133 cannot be applied retroactively. It must be applied to (a) derivative financial instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and at the Company's election, before January 1, 1998). Management has not yet determined how or when the Company will implement SFAS No. 133.

YEAR 2000 ISSUES.

Management has evaluated its information technology infrastructure to determine whether it will have a problem servicing its customers in the year 2000. The Year 2000 ("Y2K") Steering Committee at NBSC has reviewed all of the Company's computer programs and equipment, its venders, and facility related issues. That review enabled management to develop a Y2K strategic plan and testing strategy.

The Company's major computer programs will undergo testing beginning in third quarter 1998. At this time, management estimates that Y2K costs will be $158,000. That amount includes approximately $79,000 in human resources costs to reallocate the time of current personnel to the Y2K project. The remainder of the cost is to replace systems, primarily communications related, that are not Y2K compliant and to pay potential consulting fees.

The software vender that produces NBSC's core deposit, loan, and financial information systems has informed NBSC that it is Y2K compliant because the software is designed to process transactions into the next century and beyond. The Company will test this assertion in the coming months. NBSC's management expects to be able to certify its Y2K compliance by June 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 12, 1998, at the annual meeting, George H. Guptill, Jr., Stanley A. Koza and Charles L. Lain were elected as directors of High Point for three year terms by the common shareholders. Rhea C. Fountain was elected as director of High Point for a one year term. The votes were as follows:

                                            For              Abstain
                                          ---------          -------
      George H. Guptill, Jr. ..........   3,151,804          60,212
      Stanley A. Koza .................   3,148,975          63,041
      Charles L. Lain .................   3,140,385          71,631
      Rhea C. Fountain, III ...........   3,139,920          72,096

     The votes on the second proposal to approve the amendment of the Restated Certificate of Incorporation to increase the number of authorized shares from 5,000,000 to 10,000,000 were as follows:

                               For           Against     Abstain
                            ---------        -------     --------
                            3,010,754        173,115      28,146

     The votes on the third proposal to approve the amendment of the Restated Certificate of Incorporation to eliminate a provision that limits the presence of the Board of Directors of ex-officers of High Point Financial Corp. or any subsidiary under certain circumstances by deleting subsection (ii) from Article SIXTH, Paragraph B.

                               For           Against      Abstain
                            ---------        -------      --------
                            2,496,127        194,619       48,058

The third proposal required an affirmative vote of 80% of shares outstanding. The proposal was not passed because the 80% vote was not attained.

     The total number of shares of High Point Financial Corp. common stock outstanding as of March 16, 1998, the record date for the annual meeting, was 3,786,480.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits.

         Exhibit 3i. Certificate of Amendment of Certificate of Incorporation of
                     High Point Financial Corp.

         Exhibit 11. Computation of net income per share

       (b) Reports on Form 8-K.

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    HIGH POINT FINANCIAL CORP.
                                                    ----------------------------
                                                              (Registrant)





Dated:  August 7, 1998
----------------------


/s/ RITA A. MYERS                                    /s/ ROBERT A. VANDENBERGH
----------------------------------------------      ---------------------------
  Rita A. Myers                                     Robert  A. Vandenbergh
  Comptroller and Principal Accounting Officer      Vice President and Treasurer

EXHIBITS INDEX                                                             PAGE
--------------                                                             ----

  Exhibit 3i. Certificate of Amendment of Certificate of
   Incorporation of High Point Financial Corp.                               23

  Exhibit 11. Computation of net income per share                            24