Form 10-Q
period 1998-09-30
HIGH POINT FINANCIAL CORP
filed 1998-11-12
CIK 708815

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number 0-12430

                           HIGH POINT FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        New Jersey                                               22-2426221
-------------------------------                              -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Branchville Square, Branchville, New Jersey                        07826
-------------------------------------------                  -------------------
(Address of principal executive offices)                         (Zip Code)

                                 (973) 948-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of September 30, 1998 there were 3,811,480 shares outstanding of Common Stock, no par value.

                           HIGH POINT FINANCIAL CORP.

                                 Form 10-Q Index
                                                                                          PAGE
                          Part I Financial Information

Item 1.   Financial Statements:

          Consolidated Balance Sheets - September 30, 1998 (unaudited) and
               December 31, 1997                                                             1

          Consolidated Income Statements - Unaudited Three Months and Nine
               Months Ended September 30, 1998 and 1997                                      2

          Consolidated Statements of Changes in Shareholders' Equity - Unaudited
               Nine Months Ended September 30, 1998 and 1997                                 3

          Consolidated Statements of Cash Flows - Unaudited Nine Months Ended
               September 30, 1998 and 1997                                                   4

          Notes to Consolidated Financial Statements (unaudited)                             5

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                         7

Item 3.   Quantitative and Qualitiative Disclosures About Market Risk                       20

                            Part II Other Information

Item 1.   Legal Proceedings                                                                 21

Item 2.   Changes in Securities and Use of Proceeds                                         21

Item 3.   Defaults Upon Senior Securities                                                   21

Item 4.   Submission of Matters to a Vote of Security Holders                               21

Item 5.   Other Information                                                                 21

Item 6.   Exhibits and Reports on Form 8-K                                                  21

          The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

ITEM 1.  FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                             September  30, 1998       December 31,
ASSETS                                                                               (unaudited)               1997
-------------------------------------------------------------------------------------------------------------------
 Cash and due from banks                                                           $  9,622             $  9,789
 Federal funds sold                                                                  14,950               11,200
-------------------------------------------------------------------------------------------------------------------
    Total cash and cash equivalents                                                  24,572               20,989
 Securities:
  Available for sale, at fair value                                                  52,384               52,854
  Held to maturity, at cost (market value of $24,007 in 1998 and
    $24,923 in 1997)                                                                 23,724               24,766
-------------------------------------------------------------------------------------------------------------------
    Total securities                                                                 76,108               77,620
 Loans held for sale                                                                     40                   88
 Loans                                                                              137,830              126,687
  Add: Deferred  expenses                                                               157                   35
  Less:  Allowance for possible loan losses                                          (3,963)              (4,120)
-------------------------------------------------------------------------------------------------------------------
    Net loans                                                                       134,024              122,602
 Land held for sale                                                                   1,865                1,865
 Premises and equipment - net                                                         6,205                3,135
 Accrued interest receivable                                                          1,325                1,315
 Other real estate                                                                      950                  989
 Cash surrender value of life insurance policies                                      5,340                5,147
 Other assets                                                                         2,317                2,578
-------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                                   $252,746             $236,328
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Deposits:
 Transaction accounts:
  Interest bearing                                                                 $ 36,114             $ 31,447
  Non-interest bearing                                                               45,210               40,366
 Savings accounts                                                                    62,004               61,498
 Time accounts (includes CDs $100 or over of $10,018 and $7,623
  on September 30, 1998 and December 31, 1997, respectively)                         71,182               65,119
-------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                  214,510              198,430
 Securities sold under agreements to repurchase                                       6,537                8,201
 Long-term debt                                                                       5,000                5,000
 Accrued  expenses and other liabilities                                              2,533                2,354
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                               228,580              213,985
===================================================================================================================
Commitments and contingencies
Stockholders' equity
 Preferred stock,  authorized 1,000,000  shares,  no shares  issued                      --                   --
 Common stock, no par value; stated value $5 per share; authorized
  10,000,000 and 5,000,000 shares on September 30, 1998 and
  December 31, 1997, respectively; outstanding 3,811,480 and 3,786,480
  shares on September 30, 1998 and December 31, 1997, respectively                   19,057               18,932
 Additional Paid-in-Capital                                                           5,792                5,767
 Accumulated Deficit                                                                 (1,021)               (2,517)
 Accumulated other comprehensive income                                                 506                  161
 Options exercised under debt agreement                                                (168)                  --
-------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                       24,166               22,343
-------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $252,746              236,328
===================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED INCOME STATEMENTS - (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                          ----------------------------------------------------
                                                            1998          1997             1998         1997
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest income and fees on loans                         $2,911        $3,050           $8,650       $8,250
Interest on securities - taxable                           1,101         1,333            3,392        3,723
Interest on securities -non-taxable                           33           --                45          --
Interest on federal funds sold and
   deposits with other banks                                 236           131              615          275
------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                                  4,281         4,514           12,702       12,248
============================================================================================================
INTEREST EXPENSE
Interest on deposits                                       1,604         1,495            4,639        4,291
Interest on other borrowed money                              71           163              277          283
Interest on note payable and other
   long-term debt                                             77           --               227           32
------------------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                 1,752         1,658            5,143        4,606
============================================================================================================
NET INTEREST INCOME                                        2,529         2,856            7,559        7,642
Less: Provision for possible loan losses                     --            --               --           --
------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
POSSIBLE LOAN LOSSES                                       2,529         2,856            7,559        7,642
============================================================================================================
NON-INTEREST INCOME
Service charges on deposit accounts                          331           367              982        1,073
Commissions and fees                                         190           262              650          660
Loss on sale of securities                                   (24)          --               (24)          (9)
Gain on sale of loans                                          8           --                41          --
Gain on sale of bank premises and equipment                   (2)           36               60           97
Other income                                                  75            83              242          350
------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                                578           748            1,951        2,171
============================================================================================================
NON-INTEREST EXPENSE
Salaries and employee benefits                             1,170         1,227            3,680        3,749
Net occupancy expense                                        168           229              623          696
Equipment expense                                            198           238              599          655
Legal expense                                                 68            57              199          152
Net cost of operation of other real estate                    (1)          106               11          107
Other expenses                                               505           536            1,756        1,657
------------------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                             2,108         2,393            6,868        7,016
============================================================================================================
Income before provision for income taxes                     999         1,211            2,642        2,797
Provision for income taxes                                   390           496            1,069        1,136
------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $609          $715           $1,573       $1,661
============================================================================================================

BASIC EARNINGS PER COMMON SHARE                            $0.16         $0.19            $0.41        $0.44
============================================================================================================

DILUTED EARNINGS PER COMMON SHARE                          $0.16         $0.19            $0.41        $0.43
============================================================================================================
WEIGHTED AVERAGE COMMON SHARE
AND COMMON SHARE EQUIVALENTS                               3,809         3,786            3,794        3,786
============================================================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - (UNAUDITED)
(DOLLARS IN THOUSANDS)
                                                                                                                             Options
                                                                                    Accumulated                            exercised
                                                                                      Other              Additional            under
                                                          Comprehensive Accumulated Comprehensive Common    Paid-  Treasury     Debt
                                                     TOTAL   Income       Deficit     Income      Stock  in-Capital Stock  Agreement
------------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1996                          $19,977               ($4,822)     $ 76       $18,932  $5,791     $--
Comprehensive income
     Net Income - first nine months 1997             1,661   $1,661        1,661       --            --      --       --
     Other comprehensive income, net of tax
         Unrealized losses on securities available
           for sale, net of $37 in tax                  61       61          --        --            --      --
                                                             ------
     Other comprehensive income                                  61                     61
                                                             ------
Comprehensive income                                         $1,722
                                                             ======
Purchase of treasury stock                             (46)                  --        --            --      --       (46)
Exercise of stock options                               23                   --        --            --      (23)      46      --
----------------------------------------------------------                ----------------------------------------------------------
BALANCE SEPTEMBER 30, 1997                         $21,676               ($3,161)     $137       $18,932  $5,768     $--     $ --
==========================================================                ==========================================================

BALANCE DECEMBER 31, 1997                           22,343                (2,517)      161        18,932   5,767      --       --
Comprehensive income
     Net Income - first nine months 1998             1,573    1,573        1,573
Cash dividend                                          (77)                  (77)
     Other comprehensive income, net of tax
       Unrealized gains on securities available
         for sale, net of $175 in tax                  345      345          --                      --      --       --
                                                             ------
     Other comprehensive income                                 345                    345
                                                             ------
Comprehensive income                                         $1,918
                                                             ======
Options exercised by debt                             (168)                  --        --            --      --               (168)
Purchase of Treasury Stock                             (38)                  --        --            --      --       (38)
Exercise of stock options                              188                   --        --            125      25       38      --
----------------------------------------------------------                ----------------------------------------------------------
BALANCE SEPTEMBER 30, 1998                         $24,166               ($1,021)     $506       $19,057  $5,792     $--     $(168)
==========================================================                ==========================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(DOLLARS IN THOUSANDS)                                                    Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              1998               1997
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                   $1,573             $1,661
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                                 471                433
  Amortization of securities discount, net                                      263                 18
  Net cash paid related to discount (premium) on matured securities             187                 15
  Loan fees amortized, net                                                     (122)               (18)
  Deferred income tax provision                                                 213                408
  Loss on sale of securities                                                     24                  9
  Gain on sale of premises and equipment                                        (60)               (97)
  Increase in accrued interest receivable and other assets                     (291)              (190)
  Increase in accrued expenses and other liabilities                             77                463
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     2,335              2,702
======================================================================================================
INVESTING ACTIVITIES
  Proceeds from sales of available for sale securities                        3,709              1,991
  Proceeds from maturity of securities:
    Available for sale                                                        9,540             12,721
    Held for maturity                                                         9,078              3,321
  Purchase of securities:
    Available for sale                                                      (12,643)           (15,997)
    Held for maturity                                                        (8,126)            (7,302)
  Net decrease of interest bearing deposits with banks                           --                123
  Net increase in loans                                                     (11,252)            (9,817)
  Capital expenditures                                                       (3,549)              (770)
  Proceeds from sale of premises and equipment                                    2                 13
------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (13,241)           (15,717)
======================================================================================================
FINANCING ACTIVITIES
  Net increase in deposits                                                   16,080              8,343
  Increase in federal funds purchased and
    securities sold under agreements to repurchase                           (1,664)             9,214
  Repayments of long-term debt principal                                         --               (973)
  Purchase of treasury stock                                                    (39)               (46)
  Exercise of stock options                                                     189                 23
  Dividends paid                                                                (77)                --
------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    14,489             16,561
======================================================================================================
Net increase in cash and cash equivalents                                     3,583              3,546
Cash and cash equivalents, beginning of period                               20,989             14,528
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $24,572            $18,074
======================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID                                                              $5,015             $4,455
  INCOME TAXES PAID                                                             839                728
======================================================================================================
The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION.

This quarterly report presents the consolidated financial statements of High Point Financial Corp. ("High Point") and its subsidiary, The National Bank of Sussex County ("NBSC"). The term "Company" refers to High Point and NBSC as a consolidated entity.

The Company's financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the three quarters presented do not necessarily indicate the results that the Company will achieve for all of 1998. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the High Point Financial Corp. Annual Report on Form 10-K for the year ended December 31, 1997.

The financial information in this quarterly report has been prepared in accordance with the Company's customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

NOTE 2.  INTEREST.

The line item for "Accrued expenses and other liabilities" includes accrued interest expense of $800,000 at September 30, 1998 and $672,000 at December 31, 1997.

NOTE 3.  RELATED PARTY TRANSACTIONS.

The line item for "Net occupancy expense" includes rent on certain properties that the Company leases from FMI, Inc. FMI, Inc. is a wholly-owned subsidiary of Franklin Mutual Insurance Company, which owns 6.6% of High Point's outstanding common stock. The Company paid total rent of $253,000 to FMI, Inc. for the first nine months of 1998, and $278,000 for the first nine months of 1997.

In July 1998, the Company repurchased properties from FMI, Inc. that it had sold to them in a sale/leaseback transaction in 1988. The Company purchased the properties for a price of $3,240,000, the fair market value of the properties at the time of purchase.

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

The following table shows NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of September 30, 1998 and 1997, and the average recorded investment in impaired loans during the nine months preceding those dates:

                                                          AVERAGE RECORDED
                                                          INVESTMENT (OVER
DATE                 INVESTMENT     VALUATION ALLOWANCE   PRECEDING NINE MONTHS)
--------------------------------------------------------------------------------
September 30, 1998   $2.90 million        $378,000            $2.99 million
September 30, 1997   $3.80 million        $599,000            $3.82 million



Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, all payments received are recorded as reductions of principal. NBSC recognized interest on impaired loans of $121,000 in the first nine months of 1998 and $123,000 in the first nine months of 1997.

At September 30, 1998, NBSC had $403,000 of loans that resulted from troubled debt restructurings that occurred prior to the date that NBSC adopted SFAS No.
114. NBSC continues to account for these loans under the requirements of Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings," which preceded SFAS No. 114. If NBSC had recognized interest on these troubled loans at original contractual rates as required by SFAS No. 114, rather than at renegotiated rates as required by SFAS No. 15, the effect on income for the first nine months of 1998 would not have been material.

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

The following chart shows the Company's comprehensive income as of September 30, 1998 and 1997.



(dollars in thousands)                    September 30, 1998  September 30, 1997
                                          --------------------------------------
Unrealized gain on securities:
Unrealized holding gains arising during
  period                                         $496                 $89
Less: reclassification adjustment for
  losses included in net income                    24                   9
                                          --------------------------------------
  Net unrealized gains                            520                  98
Tax expense                                       175                  37
                                          --------------------------------------
Other comprehensive income                       $345                 $61
                                          ======================================

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

                                     SUMMARY

This quarterly report explains the following trends in the Company's financial condition and operating results:

o NET INCOME decreased by 5.3% from September 30, 1997 to September 30, 1998. See " - Results of Operations (Third quarter 1998 compared to third quarter
     1997) - Net Income."

o ASSETS increased by 6.9% from December 31, 1997 to September 30, 1998. See " - Financial Condition - Loans," "- Securities," and " - Liquidity."

o DEPOSITS increased by 8.1% from December 31, 1997 to September 30, 1998. See " - Financial Condition - Deposits."

o TOTAL LOANS increased by 8.8% from December 31, 1997 to September 30, 1998. See " - Financial Condition - Loans."


                              RESULT OF OPERATIONS
        (FIRST NINE MONTHS OF 1998 COMPARED TO FIRST NINE MONTHS OF 1997)

NET INCOME.

Net income for the first nine months of 1998 was $1,573,000, compared to $1,661,000 for the same period last year, a decrease of $88,000. Net income decreased from the first nine months of 1997 to the first nine months of 1998 primarily due to a third quarter 1997 receipt of $354,000 in interest income on a troubled loan.

The decrease in net income had the following effect on three other measurements of the Company's financial condition:

o BASIC EARNINGS PER SHARE were $0.41 for the first nine months of 1998, compared to $0.44 for the first nine months of 1997. The calculation of "basic earnings per share" is explained in Note 4 of the Notes to Consolidated Financial Statements.

o RETURN ON AVERAGE ASSETS, which is annualized net income as a percent of average assets, was 0.85% for the first nine months of 1998, compared to 0.98% for the same period in 1997. This ratio declined because the average asset percentage increase was more than the net income percentage increase.

o RETURN ON AVERAGE EQUITY, which is annualized net income as a percent of average equity, was 9.03% for the first nine months of 1998, compared to 10.66% for the same period in 1997. This ratio declined because equity increased by more than net income.

NET INTEREST INCOME.

Net interest income is the difference between interest income on earning assets and the interest cost of funds supporting those assets. Net interest income for the first nine months of 1998 was $7.60 million, compared to $7.64 million for the same period last year because the Company recorded a third quarter 1997 payoff of $354,000 in interest on a troubled loan.

TOTAL INTEREST INCOME. Total interest income increased from $12.24 million in the first nine months of 1997 to $12.70 million in the first nine months of 1998, an increase of $454,000. An increase in average earning assets caused total interest income to increase by $1,087,000, but that increase was offset by a decline in the average yield on earning assets, which reduced interest income by $289,000. Finally, interest income declined as a result of the third quarter 1997 $354,000 payoff of troubled debt interest.

Interest earned on loans. NBSC earned $400,000 more interest from loans, primarily because average loans outstanding increased from $116.6 million in the first nine months of 1997 to $131.0 million in the first nine months of 1998. In addition, non-performing loans continue to decline, so those loans are having a progressively smaller impact on interest income. Average non-accrual loans (the largest subset of non-performing loans) declined from $3.7 million in the first nine months of 1997 to $2.9 million during the same period of 1998. If all of those non-accrual loans had been current, the Company would have earned $230,000 more interest in the first nine months of 1998, compared to $290,000 more interest in the first nine months of 1997.

Interest earned on securities. Total interest income on securities was $3.4 million for the first nine months of 1998, compared to $3.7 million for the first nine months of 1997. A decline in the yields on new investments caused most of the decline in interest income. In general, average investments outstanding decreased from $79.1 million in the first nine months of 1997 to $76.2 million in the first nine months of 1998. However, average balances of federal funds sold increased from $6.7 million in the first nine months of 1997 to $14.7 million in the first nine months of 1998. As a result, interest on federal funds sold increased from $275,000 to $615,000.

TOTAL INTEREST EXPENSE. Total interest expense increased from $4.61 million in the first nine months of 1997 to $5.14 million in the first nine months of 1998, an increase of $537,000. Most of this 11.7% increase was caused by an increase in average interest-bearing liabilities- from $173.6 million in the first nine months of 1997 to $178.9 million in the first nine months of 1998 resulting in $444,000 in increased interest expense for the first nine months of 1998. An increase in average rates paid for deposits also contributed $93,000 to the increase in interest expense.

NON-INTEREST INCOME.

Non-interest income for the first nine months of 1998 was $1.95 million, compared to $2.17 million for the same period in 1997. Non-interest income declined because of declines in service charge and other income.

Service charges on demand accounts declined from $1.07 million in the first nine months of 1997 to $982,000 in the first nine months of 1998, primarily because fewer customers overdrew their accounts, so NBSC imposed fewer overdraft charges. "Other income" declined from $350,000 in the first nine months of 1997 to $242,000 in the first nine months of 1998 because the Company recorded two non-recurring items of "other income" in the first nine months of 1997: $60,000 in insurance proceeds and $51,000 in forgiven debt.

Commissions and fees decreased from $660,000 in first nine months of 1997 to $650,000 for the first nine months of 1998, primarily because of a decline in fees received from full service brokerage services. NBSC changed its method of providing these services in second quarter 1998 from providing the services through an in-house broker to contracting with an outside party to provide the services. The fees recorded are now recorded net of commissions paid, whereas the fees recorded second quarter and prior to that were recorded gross of commissions paid to the in-house broker. Commissions paid were recorded in salary and benefit expense. Offsetting the impact of the decline in brokerage commissions is an increase in service charges related to an imposition of fees for non-customer ATM transactions. These fees were initiated in third quarter 1997.

NON-INTEREST EXPENSE.

Non-interest expense for the first nine months of 1998 was $6.87 million, compared to $7.02 million for the first nine months of 1997. This decrease came from four sources:

o Salary and benefit expense decreased from $3.75 million to $3.68 million, a decline of $69,000 related to staff reductions resulting from the change in the Company's financial services delivery system.

o Equipment expense declined from $655,000 to $599,000 as a result of lower software licensing fees and lower service contract expense.

o Net occupancy expense declined from $696,000 to $623,000, a decrease of $73,000 related to the 1998 third quarter repurchase of branches sold in a sale/leaseback agreement in 1988. The decline in monthly rental expense was $33,000 compared to an increase in depreciation expense of $7,000.

o Net cost of operation of other real estate decreased from $107,000 to $11,000 because the Company recorded fewer provisions to the allowance for losses on other real estate during the first nine months of 1998 than during the same period in 1997.

Offsetting these expense decreases are the following increases in non-interest expense:

o Legal expense increased from $152,000 to $199,000 because of expenses arising from a reorganization of the Company's financial services delivery system.

o Other expenses increased from $1.66 million to $1.76 million because the Company implemented programs to improve customer service representatives' sales skills and to outsource sales of non-traditional products. These initiatives increased expenses for training and for marketing.

                              RESULTS OF OPERATIONS
               (THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997)

NET INCOME.

Net income for third quarter 1998 was $609,000, compared to $715,000 for the same period last year, a decrease of $106,000. Net income decreased primarily because of the third quarter 1997 receipt of $354,000 in interest on a troubled loan.

The decrease in net income caused three other measures to decline as well:

o BASIC EARNINGS PER SHARE were $0.16 for third quarter 1998, compared to $0.19 for third quarter 1997.
o RETURN ON AVERAGE ASSETS was 0.96% for third quarter 1998, compared to 1.2% for the same period in 1997.
o RETURN ON AVERAGE EQUITY was 10.21% for third quarter 1998, compared to 13.25% for the same period in 1997.

NET INTEREST INCOME.

Net interest income for third quarter 1998 was $2.53 million, compared to $2.86 million for the same period last year. The principal source of this decrease was the payoff of $354,000 in interest received on the troubled loan in third quarter 1997.

TOTAL INTEREST INCOME. Total interest income decreased from $4.51 million in third quarter 1997 to $4.28 million in third quarter 1998, a decrease of $233,000. Total interest income decreased by $131,000 because of a decrease in the yield on average earning assets. Total interest income also decreased due to the $354,000 in interest income recovered on the troubled loan payoff in 1997. These decreases in interest income were reduced by $252,000 because of an increase in average earning assets.

Interest earned on loans. Interest income on loans decreased by $139,000, primarily because of the interest recovery in the quarter 1997, but also because of the overall reduction in interest rates during third quarter 1998. Average non-accrual loans declined from $3.65 million in third quarter 1997 to $3.01 million during third quarter 1998. If all of those non-accrual loans had been current, the Company would have earned $89,000 more interest in the third quarter of 1998, compared to $95,000 more interest in the third quarter of 1997.

Interest earned on securities. Interest income on securities decreased from $1.33 million in third quarter 1997 to $1.13 million in third quarter 1998 because the two items that determine interest income declined: average securities outstanding declined from $84.4 million to $77.2 million, and yields on securities also declined. Interest income on federal funds sold increased from $131,000 in third quarter 1997 to $236,000 in third quarter 1998 because average federal funds sold increased from $9.4 million to $16.5 million.

TOTAL INTEREST EXPENSE. Total interest expense increased from $1.66 million in third quarter 1997 to $1.75 million in third quarter 1998, an increase of $94,000. An increase in deposit volume caused all of this increase in interest expense. Average rates paid on interest bearing liabilities remained substantially the same.

NON-INTEREST INCOME.

Non-interest income for third quarter 1998 was $578,000, compared to $748,000 for the same period in 1997. Several components of non-interest income decreased. "Commissions and fees" decreased $72,000 because NBSC changed its method of providing full service brokerage services as described under "First Nine Months of 1998 Compared to First Nine Months of 1997--Non-interest Income." Service charges from deposit accounts declined from $367,000 to $331,000 because fewer customers overdrew their checking accounts in third quarter 1998 compared to third quarter 1997. Losses on sales of securities were $24,000 in third quarter 1998 compared to no gains or losses on sales of securities in third quarter 1997. Gains on sales of bank premises and equipment declined $38,000 because we no longer are recording deferred gains on the sale/leaseback transaction which occurred in 1988. Because NBSC repurchased the branches in that transactions, all remaining deferred gains were used to reduce the amount capitalized on the properties. See Note 3 for more details.

NON-INTEREST EXPENSE.

Non-interest expense for third quarter 1998 was $2.11 million, compared to $2.39 million for third quarter 1997. The decrease in non-interest expense from 3rd quarter 1997 to third quarter 1998 came from the following four sources:

o Salary and benefit expense declined from $1.23 million in third quarter 1997 to $1.17 million in third quarter 1998 due to a reduction in staff.

o Net occupancy expense declined from $229,000 in third quarter 1997 to $168,000 in third quarter 1998 as a result of the third quarter 1998 repurchase of the properties discussed above.

o Equipment expense declined from $238,000 to $198,000 as a result of decreased costs of licensing software and decreased costs on service contracts.

o Net cost of operation of other real estate decreased $107,000 as a result of provisions for losses on other real estate made in third quarter 1997.

                               FINANCIAL CONDITION

At September 30, 1998, the consolidated assets of the Company were $252.7 million, an increase of $16.4 million or 6.9% from the $236.3 million reported at year-end 1997.

DEPOSITS.

Total deposits increased from $198.4 million on December 31, 1997 to $214.5 million on September 30, 1998, an increase of $16.1 million or 8.1%. The level of deposits in NBSC's four types of accounts changed as follows during that nine month period:

o NON-INTEREST BEARING TRANSACTION ACCOUNTS increased from $40.4 million to $45.2 million, an increase of $4.8 million (11.9%), primarily as a result of seasonal increases.
o INTEREST BEARING TRANSACTION ACCOUNTS increased from $31.4 million to $36.1 million, an increase of $4.7 million (15.0%).
o SAVINGS ACCOUNTS increased from $61.5 million to $62.0 million, an increase of $500,000 (0.8%).
o TIME DEPOSITS increased from $65.1 million to $71.2 million, an increase of $6.1 million (9.4%). A significant amount of this increase was in time deposits with balances of $100,000 or more. These accounts increased from $7.6 million at year-end 1997 to $10.0 million on September 30, 1998, primarily because of an increase in municipal deposits.

LOANS.

Total loans increased from $126.7 million at December 31, 1997 to $137.8 million on September 30, 1998, an increase of $11.1 million. The composition of the loan portfolio during that nine month period changed as follows:

o COMMERCIAL LOANS decreased from $46.1 million to $42 million, a decrease of $4.1 million (8.9%).
o REAL ESTATE CONSTRUCTION LOANS increased from $7.0 million to $7.2 million, an increase of $248,000 (3.5%).
o REAL ESTATE MORTGAGE LOANS increased from $45.0 million to $59.6 million, an increase of $14.6 million (32.4%).
o INSTALLMENT LOANS increased from $28.6 million to $29.0 million, an increase of $413,000 (1.4%).

Real estate mortgage loans and installment loans have increased because of high demand for these products in the Sussex County region, which is NBSC's market area. In contrast, commercial demand has been low. NBSC has not been able to replace repaid commercial loans with a comparable volume of new commercial loans.

NBSC began selling 30-year mortgages in the secondary market during second quarter 1998 because those loans are in demand and management can reduce NBSC's interest rate risk by reducing its portfolio of long term, fixed rate assets. (For an explanation of "interest rate risk," see "Securities Portfolio" below). NBSC sold $1.1 million in mortgages during third quarter 1998. The Company had $40,000 in student loans designated "held for sale" as of September 30, 1998.

NON-PERFORMING ASSETS.

Non-performing assets remained flat from $4.4 million at year-end 1997 to $4.4 million on September 30, 1998 because of a slight increase in non-performing loans which was partially offset by a slight decrease in other real estate owned.

The following table itemizes non-performing assets at each quarter end from September 30, 1997 to September 30, 1998:



Non-performing assets at                     9/30/98         6/30/98        3/31/98           12/31/97            9/30/97
-------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Loans past due over 90 days                  $  109          $  201         $  183             $    4             $  115
Loans on non-accrual                          2,940           2,909          2,845              2,843              3,696
Troubled debt restructurings*                   403             406            411                413                424
                                    -------------------------------------------------------------------------------------
Total non-performing loans                    3,452           3,516          3,439              3,260              4,235
Other real estate                               954           1,050          1,110              1,110              1,071
                                    -------------------------------------------------------------------------------------
Total non-performing assets                  $4,406          $4,566         $4,549             $4,370             $5,306
                                    =====================================================================================

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

Loans past due 90 days or more increased from $4,000 at year-end 1997 to $109,000 at September 30, 1998, an increase of $105,000. Every loan that is past due 90 days or more and still accruing interest is considered to be "in process of collection," which means that there is sufficient collateral to cover the defaulted principal and interest payments, and management is confident that the loan will be satisfied through foreclosure or a third party payment in the near future.

Non-accrual loans increased marginally from $2.84 million at year-end 1997 to $2.94 million on September 30, 1998. The level of renegotiated loans remained virtually unchanged.

At September 30, 1998, NBSC had $1.8 million in performing loans classified as "other assets especially mentioned," and $4.7 million in performing loans classified as "substandard." NBSC did not have any loans that fit within the regulators' other "adverse" categories. The Company is not aware of any loans outstanding as of September 30, 1998, other than those that already have adverse classifications, that are likely to become non-performing in the future.

OTHER REAL ESTATE. Other real estate is property that the NBSC acquires when it forecloses on the collateral for a defaulted loan. Other real estate declined by $156,000 from the $1.1 million reported at year-end 1997 because NBSC sold one property and wrote down the carrying value of one property by $96,000 which was reserved for in prior periods. NBSC did not record any new "other real estate" in the first nine months of 1998.

Management obtains an appraisal on other real estate when the Company takes title to the property unless the Company already has a contract of sale, or an appraisal that conforms to regulatory guidelines. Thereafter, the Company obtains and reviews appraisals as often as required by regulators, generally every two years.

When the Company acquires other real estate, or obtains a new appraisal on other real estate that it already owns, management records the carrying value of the property as the appraised value less estimated costs of disposition. If a new parcel of other real estate is appraised at less than the outstanding balance of the loan it secured, the difference is charged to the allowance for possible loan losses when the property is recorded as other real estate. Based on management's continuing review of market conditions and updated appraisals, the Company will charge any subsequent decline in market value to the net cost of operation of other real estate. For the first nine months of 1998, there were no charge-offs on other real estate.

When the appraised fair value of a parcel of other real estate does not include certain costs of disposition, the Company establishes a specific reserve or allowance for other real estate. Management will make a charge-off to that reserve when the Company actually incurs disposition costs. The following table shows the level of provisions to the allowance for other real estate and charge-offs against specific reserves for the nine months ended September 30, 1998 and 1997.


                                        September 30,           September 30,
(dollars in thousands)                     1998                   1997
------------------------------------------------------------------------------

Beginning balance, January 1                     $121                     $50
     Provisions                                    --                      75
     Charge-offs                                 (117)                     --
                                      ----------------     -------------------
Ending balance                                     $4                    $125
                                      ================     ===================

THE ALLOWANCE FOR POSSIBLE LOAN LOSSES.

The allowance for possible loan losses decreased from $4.12 million on December 31, 1997 to $3.96 million on September 30, 1998. The allowance includes charge-offs and recoveries of previously charged off loans, and the Company charged off a net amount of $157,000 during the first nine months of the year. The following chart shows the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.



                                                                    For the quarter ended
                                    -------------------------------------------------------------------------------------
(dollars in thousands)                       9/30/98         6/30/98        3/31/98           12/31/97            9/30/97
-------------------------------------------------------------------------------------------------------------------------

Beginning balance                            $4,132          $4,156         $4,120             $4,100             $4,113

   Loans charged-off                           (218)            (88)           (82)               (41)               (58)
   Loans recovered                               49              64            118                 61                 45
                                    -------------------------------------------------------------------------------------
Net (charge-offs) recoveries                   (169)            (24)            36                 20                (13)

Provision                                        --              --             --                 --                 --

                                    -------------------------------------------------------------------------------------
Ending balance                               $3,963          $4,132         $4,156             $4,120             $4,100
                                    =====================================================================================

Ratio of allowance for
possible loan losses to
non-performing loans                          114.8%          117.5%         120.8%             126.4%              96.8%
                                    =====================================================================================


The Company did not record a provision for possible loan losses during the first nine months of 1998. NBSC's ratio of the allowance for possible loan losses to non-performing loans has increased from 96.8% as of September 30, 1997 to 114.8% as of September 30, 1998 because non-performing loans decreased.

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

Based on its recent analysis, management believes that it has identified the risk in the loan portfolio and that the allowance for possible loan losses is adequate on September 30, 1998. Management also believes that the allowance is adequate to absorb additional or unanticipated losses. Nevertheless, the Company could sustain losses that could be substantial in relation to the size of the loan loss reserve.

SECURITIES PORTFOLIO.

Investment securities and securities available for sale consist of the following:


                                                            September 30, 1998
                                    ------------------------------------------------------------------
                                                              Gross          Gross          Estimated
                                          Amortized      Unrealized     Unrealized             Market
(in thousands)                                 Cost           Gains         Losses              Value
------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                 $23,210            $538           $  0            $23,748
States and other political
  subdivisions                                3,970              79              -              4,049
Mortgage backed securities:
      U.S. agency issued                     16,180             157            (19)            16,318
Other investments:
  Federal Reserve Bank Stock                    516              --             --                516
  Vanguard money market
     fund                                     6,553              --             --              6,553
Federal Home Loan Bank                        1,128              --             --              1,128
Marketable equity securities                     60              12             --                 72
------------------------------------------------------------------------------------------------------
Securities available for sale               $51,617            $786           $(19)           $52,384
------------------------------------------------------------------------------------------------------

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                  $1,996             $49          $  --             $2,045

Mortgage backed securities:
      U.S. agency issued                     21,728             234             --             21,962
------------------------------------------------------------------------------------------------------
Securities held to maturity                 $23,724            $283          $  --            $24,007
------------------------------------------------------------------------------------------------------


                                                            December 31, 1997
------------------------------------------------------------------------------------------------------
                                                              Gross          Gross          Estimated
                                          Amortized      Unrealized     Unrealized             Market
(in thousands)                                 Cost           Gains         Losses              Value
------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                 $26,208            $278           $(11)           $26,475

Mortgage backed securities:
      U.S. agency issued                     21,155              63            (94)            21,124

Other investments:
  Federal Reserve Bank Stock                    516             ---            ---                516
  Vanguard money market                                                                             -
     fund                                     3,790             ---            ---              3,790
  Federal Home Loan Bank                        878             ---            ---                878
  Marketable equity securities                   60              11            ---                 71
------------------------------------------------------------------------------------------------------
Securities available for sale               $52,607            $352          $(105)           $52,854
------------------------------------------------------------------------------------------------------

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                  $3,492             $30            $(1)            $3,521

Mortgage backed securities:
      U.S. agency issued                     21,274             149            (21)            21,402
------------------------------------------------------------------------------------------------------
Securities held to maturity                 $24,766            $179           $(22)           $24,923
------------------------------------------------------------------------------------------------------

As of September 30, 1998, the contractual maturities of the investment securities and the securities available for sale are as follows:

                                                                                  Securities
                                             Investment Securities            Available for Sale
------------------------------------------------------------------------------------------------------
                                                          Estimated                         Estimated
                                          Amortized          Market      Amortized             Market
(in thousands)                                 Cost           Value           Cost              Value
------------------------------------------------------------------------------------------------------
Due in one year or less                     $ 1,386         $ 1,391        $ 8,313            $ 8,375
Due after one year through
   five years                                 9,978          10,130         19,190             19,664
Due after five years but within 10
   years                                     11,990          12,105          6,120              6,217
Due after 10 years                              370             381          9,737              9,859
Federal Reserve Bank stock                      ---             ---            516                516
Equity Securities                               ---             ---          1,188              1,200
Vanguard money market fund                      ---             ---          6,553              6,553
------------------------------------------------------------------------------------------------------
Securities held to maturity                 $23,724         $24,007        $51,617            $52,384
------------------------------------------------------------------------------------------------------

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

The Company also owns $37.9 million in mortgage-backed securities issued by government agencies. When interest rates are fairly constant, borrowers prepay their mortgages, and issuers of mortgage-backed securities prepay their holders, at a predictable rate. When interest rates decline, borrowers may choose to prepay their mortgages at a faster pace so that they can refinance. These prepayments reduce the yield on the related mortgage-backed securities. Conversely, when interest rates increase, borrowers may refrain from prepaying at the expected rate, which will slow the flow of cash to holders of the related securities. The Company manages "prepayment risk" by buying mortgage-backed securities with a variety of coupon rates, and minimizes its "extension risk" by purchasing primarily mortgage-backed securities with balloon payments and original maturities no greater than seven years.

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

LIQUIDITY AT NBSC. At NBSC, cash to fund loan demand and operational expenses comes from five sources:

o    net income
o    deposits
o    sales of loans, securities, and overnight funds
o    borrowing overnight funds
o    overnight repurchase agreements

At September 30, 1998, NBSC had a portfolio of $52.4 million in securities available for sale and $15.0 million in overnight funds. As a member of the Federal Home Loan Bank, NBSC can borrow up to $11.7 million in overnight funds as of September 30, 1998. In addition, NBSC can effect overnight pledges of securities with a brokerage firm in exchange for overnight loans equal to 97% of the value of the securities pledged.

LIQUIDITY AT HIGH POINT. High Point's liquidity requirements include printing expenses and fees for legal, auditing, and other services. At September 30, 1998, High Point had $84,000 in cash, and $295,000 in overnight funds available to meet its obligations.

High Point's cash flow comes from three sources:

o    dividends from NBSC
o    sales of securities
o    land available for sale

Like all national banks, NBSC is subject to restrictions on the dividends that it can declare. In particular, NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the Office of the Comptroller of the Currency. In addition, NBSC may not pay dividends while it has losses that exceed its aggregate retained earnings. NBSC's earnings for the first nine months of 1998, plus the retained earnings from the prior two years, are $8.5 million. However, NBSC cannot pay dividends in excess of its aggregate retained earnings of $4.39 million as of September 30, 1998.

At September 30, 1998, High Point had equity securities with a market value of $20,000 that management can sell to generate cash. High Point also owns land that is available for sale that could generate cash in the future.

MARKET RISK.

NBSC originates and invests in interest-earning assets and solicits interest-bearing deposit accounts, so interest rate fluctuations could have a dramatic effect on NBSC's operations. When interest rates change, the rates on NBSC's interest-bearing assets and liabilities also may change, although not necessarily by the same amounts or in the same proportions. Furthermore, fluctuations in interest rates may cause borrowers to prepay loans or depositors to withdraw deposited funds. Either of these reactions will alter the Company's mix of interest-bearing assets and liabilities. NBSC monitors and controls interest rate risk through a variety of techniques, including traditional rate sensitivity analysis (also known as "gap" analysis) and an interest rate risk management model.

TRADITIONAL GAP ANALYSIS. Traditional gap analysis involves three steps. First, NBSC's interest-earning assets and interest-bearing liabilities are grouped into four repricing periods that range from "within three months" to "after five years." Second management computes the difference (or "interest rate sensitivity gap") between the assets and liabilities that are expected to reprice during each time period. Third, management computes the cumulative difference between all of the assets and liabilities that will reprice as of the end of each time period.

The following table sets forth, as of September 30, 1998, certain information regarding the Company's interest-earning assets and interest-bearing liabilities, interest rate sensitivity gap, and interest rate sensitivity gap ratio. An asset or liability is shown as "rate-sensitive" during a particular period if it will mature or if it could be repriced during that period. Investment securities and securities available for sale (including mortgage-backed securities and callable securities) are shown by maturity date. Management assumes that most of NBSC's interest-bearing demand deposits and savings deposits are "core" deposits, which means they will remain with NBSC regardless of market interest rates. Therefore, 80% of the interest-bearing demand deposits and 75% of the savings deposits are shown to be maturing or repricing in the "after 1 but within 5 years" column.


                                                                      Maturing or Repricing
                                    -----------------------------------------------------------------------------------------------
(in thousands)
-----------                                             After 3
                                     Within three     months but        Total         After 1 but
September 30, 1998                      months       within 1 Year  Within 1 Year    within 5 years     After 5 Years        Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
   Loans                                      $33,899         $8,777        $42,676         $27,482         $64,889       $135,047
   Loans held for sale                             40             --             40              --              --             40
   Investment securities                           --          1,386          1,386           9,978          12,360         23,724
   Federal funds sold                          14,950             --         14,950              --              --         14,950
   Securities available for sale                9,056          7,785         16,841          18,186          16,590         51,617
                                     ----------------------------------------------------------------------------------------------
Total earning assets                           57,945         17,948         75,893          55,646          93,839        225,378
Non-earning assets                                 --             --             --              --          27,368         27,368
                                     ----------------------------------------------------------------------------------------------
Total Assets                                   57,945         17,948         75,893          55,646         121,207        252,746
                                    -----------------------------------------------------------------------------------------------
Interest bearing liabilities:
Deposits:
   Interest bearing demand                      1,806          5,417          7,223          28,891             ---         36,114
   Savings accounts                             3,875         11,626         15,501          46,503             ---         62,004
   Jumbo certificates                           6,563          3,020          9,583             695             364         10,642
   Other time deposits                         18,298         29,164         47,462          11,847           1,231         60,540
                                    -----------------------------------------------------------------------------------------------
      Total interest bearing deposits          30,542         49,227         79,769          87,936           1,595        169,300
                                    -----------------------------------------------------------------------------------------------
Borrowings:
   Repurchase agreements                        6,537             --          6,537              --              --          6,537
   Long-term debt                                  --             --             --           5,000              --          5,000
                                     ----------------------------------------------------------------------------------------------
      Total borrowings                          6,537             --          6,537           5,000              --         11,537
                                     ----------------------------------------------------------------------------------------------
Non-interest bearing demand
   deposits                                        --             --             --              --          45,210         45,210
Other liabilities                                  --             --             --              --           2,533          2,533
Stockholders' equity                               --             --             --              --          24,166         24,166
                                    -----------------------------------------------------------------------------------------------
Total liabilities and equity                   37,079         49,227         86,306          92,936          73,504        252,746
                                    -----------------------------------------------------------------------------------------------
Interest rate sensitivity gap                 $20,866       ($31,279)      ($10,413)       ($37,290)        $47,703       $     --
                                    ===============================================================================================
Cumulative rate sensitivity gap               $20,866       ($10,413)      ($10,413)       ($47,703)        $    --       $     --
                                    ===============================================================================================

Interest rate sensitivity gap ratio            156.27%         36.46%         87.93%          59.88%         164.90%            --%
Cumulative interest rate sensitivity
  gap ratio                                    156.27%         76.75%         87.93%          73.39%         100.00%            --%


INTEREST RATE RISK MANAGEMENT MODEL. With the interest rate risk management model, management projects future net interest income based on the interest earning assets and interest bearing liabilities it currently has on its balance sheet and then estimates the effect of various changes in interest rates and balance sheet growth rates on those assets and liabilities. Based on management's analysis of the Company's interest rate sensitivity, if rates were to increase 200 basis points, net interest income would increase by $200,000 as of September 30, 1998; if interest rates were to decline by 200 basis points, net interest income would decrease by $800,000.

CAPITAL RESOURCES.

STOCKHOLDERS' EQUITY. Stockholders' equity increased to $24.2 million during the first nine months of 1998 from $22.3 million at year-end 1997. Book value per common share of stock (total stockholders' equity divided by the number of outstanding common shares) increased to $6.34 on September 30, 1998 from $5.90 on December 31, 1997.

Stockholders' equity is a mix of several components: net income or net loss, issuance of new common stock, net unrealized gains or losses in securities available for sale, and the acquisition or sale of treasury stock. The increase in stockholders' equity during the first nine months of 1998 resulted from net income and from increases in the market values of securities available for sale. Unrealized gains on securities available for sale increased from $161,000 at year-end 1997 to $506,000 at September 30, 1998.

Included in stockholders' equity are options exercised under a debt agreement of $168,000. A former officer of the Company exercised his option to purchase 25,000 shares of High Point Financial Corp. stock by borrowing the amount required to purchase the stock from NBSC. This is recorded as a liability and as a reduction of capital on the Company's balance sheet.

REGULATORY STATUS. High Point and NBSC are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or NBSC's financial statements. Management believes, as of September 30, 1998, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

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

The following chart represents the capital ratios of the Company and NBSC on June 30, 1998 compared to minimum regulatory requirements:


                                                      Minimum
                                                   Required to be
                                  Minimum         Well Capitalized
                                Required for        Under Prompt                                     The
                              Capital Adequacy    Corrective Action          NBSC                  Company
                                 Purposes            Provisions             9/30/98                9/30/98
-----------------------------------------------------------------------------------------------------------
    Leverage Ratio                 4.00%               5.00%                  8.15%                 9.01%
    Risk Based:
      Tier I                       4.00%               6.00%                 15.73%                17.26%
      Tier I plus Tier II          8.00%              10.00%                 17.00%                18.54%

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

At this time, management estimates that Y2K costs will be $366,000. That amount includes approximately $158,000 in human resources costs (half in 1998 and half in 1999) to reallocate the time of current personnel to the Y2K project. Also included in management's estimation of Y2K costs are $165,000 in 1999 for replacements of hardware and software that will be capitalized because the benefit of the hardware and software will go beyond the year 2000. The remainder of the cost is to replace systems, primarily communications related, that are not Y2K compliant and to pay potential consulting fees.

The software vender that produces NBSC's core deposit, loan, and financial information systems has informed NBSC that it is Y2K compliant because the software is designed to process transactions into the next century and beyond. The Company has begun testing of its mission critical systems in third quarter 1998 and will continue testing through first quarter 1999. NBSC's management expects to be able to certify its Y2K compliance by June 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."



EXHIBIT 11. Statement of Computation of Per Share Income

                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                          1998               1997              1998           1997
                                                      --------------------------------------------------------------------

   Income (loss) applicable to common stock             $609,000           $715,000         $1,573,000     $1,661,000

   Weighted average number of common
     shares outstanding                                3,808,763          3,786,480          3,793,989      3,786,480
   Options issued to executive and officers               71,101             64,843             82,382         60,951
                                                      --------------------------------------------------------------------
   Weighted average number of common
     shares and common share equivalents               3,879,864          3,851,323          3,876,371      3,847,431


   Basic earnings per share                                $0.16              $0.19              $0.41          $0.44
   -----------------------------------------------------------------------------------------------------------------------

   Diluted earnings per share                              $0.16              $0.19              $0.41          $0.43
   -----------------------------------------------------------------------------------------------------------------------

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


                                                     High Point Financial Corp.
                                                           (Registrant)





Dated:  November 6, 1998
---------------------------------------



/s/ Rita A. Myers                                 /s/ Robert A. Vandenbergh
---------------------------------------           -----------------------------
    Rita A. Myers                                   Robert  A. Vandenbergh
    Comptroller and Principal Accounting Officer    Vice President and Treasurer