Form 10-K
period 1998-12-31
HIGH POINT FINANCIAL CORP
filed 1999-03-29
CIK 708815

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the transition period from:         to

                        Commission file number: 0-12430

                           HIGH POINT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                 New Jersey                        22-2426221
    (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)              Identification No.)

 Branchville Square, Branchville, New Jersey   07826
(Address of principal executive
            offices)                         (Zip Code)

       Registrant's telephone number, including area code: (973) 948-3300

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                           Common Stock, no par value
                           -------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

The aggregate market value of the voting stock of the registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more shareholders) of the registrant, as of February 26, 1999 is estimated to have been approximately $44,069,000.

The number of outstanding shares of the registrant's Common Stock, as of February 26, 1999, was 3,811,480 shares of Common Stock, no par value.

                           High Point Financial Corp.

                                Form 10-K Index

                                     Part I

                                                                            PAGE
 Item 1.  Business.......................................................      1
 Item 2.  Properties.....................................................      6
 Item 3.  Legal Proceedings..............................................      6
 Item 4.  Submission of Matters to a Vote of Security Holders............      6
                                      PART II
 Item 5.  Market for the Registrant's Common Stock and Related
          Shareholder Matters............................................      7
 Item 6.  Selected Consolidated Financial Data...........................      8
 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................      9
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....     34
 Item 8.  Financial Statements and Supplementary Data....................     35
 Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure.........................     63
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............     63
 Item 11. Executive Compensation.........................................     64
 Item 12. Security Ownership of Certain Beneficial Owners
          and Management.................................................     72
 Item 13. Certain Relationships and Related Transactions.................     73
                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports
          on Form 8-K....................................................     75
          Signatures.....................................................     79

   The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:/ / www.sec.gov.

                                     PART I

Item l. Business.

Description of Business.

   High Point Financial Corp. is a bank holding company with one subsidiary, The National Bank of Sussex County. We use three terms in this Annual Report when discussing these companies:

  . "High Point" refers solely to High Point Financial Corp., a New Jersey corporation.

  . "NBSC" refers solely to The National Bank of Sussex County, High
    Point's wholly owned subsidiary.

  . "the Company" refers to High Point and NBSC as a consolidated entity.

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

   NBSC accepts deposits, makes loans, and offers annuities and life insurance. NBSC also provides full securities brokerage services, including mutual funds and variable annuities, in cooperation with Linsco/Private Ledger, and provides insurance services through a joint venture with van den Heuvel & Fountain, Inc.

   At December 31, 1998, the Company had total assets of approximately $259.0 million, deposits of approximately $222.9 million, and stockholders' equity of approximately $24.3 million.

Supervision and Regulation.

   Terminology. Several government agencies supervise and regulate the activities of banks and bank holding companies. These agencies derive their authority from a variety of federal statutes and regulations. For your convenience, we are providing a list of some of the agencies and legislation that are discussed in this Annual Report:

  . "the Federal Reserve Board" is the Board of Governors of the Federal
    Reserve System, a federal agency that regulates bank holding companies, including High Point.

  . "the FRB" is the Federal Reserve Bank of New York, the regional arm of the Federal Reserve Board.

  . "the FDIC" is the Federal Deposit Insurance Corporation, an entity that insures a portion of the deposits of its member banks.

  . "the OCC" is the Office of the Comptroller of the Currency, a federal agency that regulates national banks, including NBSC.

  . "the Bank Holding Company Act" is a federal statute that provides for the formation of bank holding companies, authorizes the Federal Reserve Board to regulate bank holding companies, and prescribes the activities in which bank holding companies may engage.

  . "the FICO" is the Financing Corporation, an entity chartered in 1987 for the purpose of financing the recapitalization of the Federal Savings and Loan Insurance Corporation.

   The discussions of statutes and regulations that follow are brief summaries. We cannot offer a complete explanation of each piece of banking legislation, and suggest that readers who need more information refer directly to the statutes and regulations. Readers also should understand that there are statutes and regulations that apply to, and regulate the operation of, banking institutions that we do not discuss in this Annual Report.

   High Point Financial Corp. High Point was organized in October 1982 under the Bank Holding Company Act. High Point is supervised by the Federal Reserve Board.

   Authority of the Federal Reserve Board. The Federal Reserve Board has broad authority over the operations of bank holding companies. For example, the Federal Reserve Board requires High Point to file information such as annual reports periodically, and may regularly inspect High Point's books, records, and operations. The Federal Reserve Board also regulates the expansion of bank holding companies. Federal Reserve Board approval is required before a bank holding company can acquire an additional bank or bank holding company or extend its existing operations.

   The Bank Holding Company Act permits bank holding companies to engage in four categories of activities:

  . banking;

  . owning and acquiring assets and securities of banking organizations;

  . managing banking organizations; and

  . "non-banking" activities that the Federal Reserve Board determines are so closely related to banking or managing or controlling banks as to be a "proper incident" thereto.

Under its authority to define appropriate "non-banking activities," the Federal Reserve Board has issued regulations to permit bank holding companies to engage in several businesses, including:

  . operating mortgage companies, finance companies, credit card companies, and factoring companies;

  . performing certain data processing operations;

  . providing investment and financial advice;

  . acting as an agent for certain types of credit-related insurance;

  . leasing personal property on a full-payout, non-operating basis; and

  . providing limited discount brokerage services.

   Currently, High Point does not engage directly in any of the permitted non-banking activities. Through its bank subsidiary, NBSC, High Point offers brokerage services and certain insurance products.

   Supervisory Action. In the early 1990's, High Point had several years of disappointing financial performance and became the subject of regulatory concern. As a result, in 1992, High Point was required to enter into an agreement with the FRB. The agreement imposed three types of restrictions, which were designed to help the Company improve its earnings and to help the Company and NBSC achieve and maintain adequate capital positions. First, High Point was required to submit and adhere to a capital plan, an operating plan, and a debt-servicing plan. Second, High Point was prohibited from incurring any new debt, or renewing or changing the terms of any existing debt, without authorization from the FRB. Third, High Point could not pay dividends, or make any cash expenditures other than for routine expenses in excess of $10,000 to any one entity in any one month, without prior approval from the FRB. High Point complied with the terms of this agreement until the FRB terminated it in June 1996.

   Restrictions on High Point's Ability to Pay Dividends. Under the New Jersey Business Corporation Act, High Point may not pay a dividend if, after the payment, High Point would be unable to pay its debts as they come due in the normal course of business, or High Point's total liabilities would exceed total assets. There are three sources that a New Jersey corporation may look at to calculate "total assets" and "total liabilities" for this purpose. One source is financial statements prepared on the basis of generally accepted accounting principles, as High Point's are. As of December 31, 1998, High Point does not have any debt obligations and total assets exceed total liabilities by $24.3 million.

   Pending Acquisition. On December 7, 1998, High Point Financial Corp. and Lakeland Bancorp, Inc. announced the signing of an agreement under which Lakeland will acquire the Company in an exchange of stock. Under the terms of the agreement, each common share of High Point Financial Corp. will be exchanged for 1.2 shares of Lakeland Bancorp Stock. Lakeland and High Point have also signed a stock option agreement under which Lakeland will have the right to purchase an additional 772,243 shares of High Point under certain conditions. The acquisition is conditioned upon necessary regulatory and shareholder approvals, satisfactory due diligence review, and other customary conditions. The acquisition is currently expected to close during second quarter of 1999. It is anticipated that the transaction will be accounted for as a pooling of interests.

   The National Bank of Sussex County. Almost every aspect of NBSC's operations is regulated or supervised by either the OCC, the Federal Reserve Board, or the FDIC. These agencies regulate loans, investments, mergers and acquisitions, borrowings, dividends, location of branch offices, and reserves against deposits. NBSC also must comply with federal banking laws. Among other things, these laws restrict the amount that NBSC may lend to a single borrower at one time and prohibit NBSC from investing in stock or other securities of High Point or any other subsidiary of High Point.

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

   Although NBSC was not liable for FDIC premiums in 1997, NBSC and all other members of the Bank Insurance Fund are required to help fund interest payment obligations that the FICO has assumed to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO premium is $0.0128 per $100 of deposits.

   Supervisory Action. From November 12, 1991, until March 27, 1996, NBSC was party to a Consent Order with the OCC to resolve concerns about NBSC's performance and financial condition. The Consent Order imposed restrictions, operational mandates, and performance standards. First, NBSC was prohibited from paying dividends to High Point. Second, NBSC was directed to submit a capital plan, to enhance its policies and procedures for lending and for asset/liability management, and to revise the methods it used to determine whether its allowance for possible loan losses was adequate. Third, NBSC was required to increase its leverage capital ratio to 6%, and to maintain an adequate allowance for possible loan losses. For a discussion of NBSC's allowance for possible loan losses, see "Management's Discussion and Analysis -- Financial Condition -- Allowance for Possible Loan Losses" on page 24. For a discussion of leverage ratios, see "Management's Discussion and Analysis -- Financial Condition -- Capital Resources -- Regulatory status" on page 32.

   The OCC and NBSC modified the Consent Order several times as NBSC worked to achieve its mandate. While the Consent Order was in effect, management instituted several initiatives, including a plan to reduce NBSC's asset size and increase its earnings performance. At the same time, High Point completed a public offering of its common stock, which enabled it to contribute $2.4 million to NBSC's capital.

   By June 1994, NBSC satisfied all of the requirements in the Consent Order, including attaining a leverage ratio in excess of the required 6%. The OCC terminated the Consent Order in March 1996.

   Restrictions on NBSC's Ability to Provide Dividends and Other Funds to High Point. High Point's primary source of revenue is dividends from NBSC. Like all national banks, NBSC is subject to dividend restrictions. Presently, there are four types of restrictions on NBSC's ability to make dividend payments.

   First, NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the OCC. In addition, if NBSC sustains losses that exceed its aggregate retained earnings, NBSC may not pay dividends until such losses are recovered. NBSC's earnings for 1998, plus the retained earnings from the prior two years, are $8.9 million. NBSC has aggregate retained earnings of $4.8 million as of December 31, 1998, and cannot pay dividends in excess of that amount.

   Second, each of the FDIC and the OCC has authority under federal law to prohibit an insured bank from engaging in conduct that the agency believes would constitute an unsafe or unsound banking practice. Under certain circumstances, those agencies might determine that paying dividends or making other payments constitutes an "unsafe or unsound" practice.

   Third, banks and bank holding companies are required to maintain prescribed levels of capital. Capital adequacy standards may inhibit the amount of dividends that NBSC and High Point may pay in the future. For additional information on capital adequacy guidelines, see "-- Capital Adequacy Guidelines," "Management's Discussion and Analysis -- Financial Condition -- Capital Resources -- Regulatory status" on page 32, and Note 16 to the Consolidated Financial Statements on page 55.

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

Recent and Proposed Legislation.

   From time to time, the U.S. Congress, the New Jersey legislature, and bank regulatory authorities consider proposals to reduce or expand the powers or activities of different types of banking organizations. Among current legislative and regulatory trends are laws that expand or contract the powers of banks, thrift institutions, and credit unions to sell certain types of insurance products, and laws that relax restrictions on the activities of bank holding companies and those activities closely related to banking. Until these trends become concrete legislation or regulation, it is not possible to predict how they will affect the business of High Point and NBSC. Management is not aware of any pending legislative or regulatory proposals that would dramatically help or harm High Point or NBSC.

Capital Adequacy Guidelines.

   The Federal Reserve Board, the OCC, and the FDIC each assess capital adequacy with the same two tests. One test, a ratio of capital to risk adjusted assets, accounts for the fact that different assets involve different degrees of risk. For example, a U.S. government bond is a less risky asset than a real estate development loan. The second test, a leverage ratio of capital to tangible assets, does not distinguish among assets. These tests are described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Capital Resources -- Regulatory status" on page 32.

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

   The Company and NBSC are in compliance with all applicable capital adequacy standards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Capital Resources -- Regulatory status" on page 32, and Note 16 to the Consolidated Financial Statements on page 55.

Local Economy.

   The Company operates in Sussex County in Northwestern New Jersey. Many of the employed adults living in Sussex County work outside the county. Prominent industries within the county include tourism, retail sales, and real estate construction and sales. The county's economy relies heavily on commercial and residential real estate. There has been very little commercial real estate growth in Sussex County since the early 1990s. Residential real estate growth has been accelerating. Unemployment and job growth have been at favorable levels.

   In the early 1990s, NBSC had a significant number of borrowers in the commercial real estate business. When values on real estate declined and demand for real estate dwindled, many of those borrowers suffered setbacks. NBSC then changed its focus from a high concentration of commercial real estate loans to more emphasis on consumer installment and residential real estate loans.

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

   One way that NBSC challenges its local competition is by offering convenience. NBSC has more branches in Sussex County than any other financial institution. As of the most recent data published by the FDIC in June 1998, NBSC ranked second in the county in deposits, with a market share of 15.67%.

Concentration.

   NBSC is not dependent on any single customer or small group of customers for its deposit or loan business. No single customer or small group of customers could trigger a material adverse change in the financial condition of High Point or NBSC by withdrawing its deposits, paying off its outstanding loans before maturity, or defaulting on its outstanding loans.

Employees.

   At December 31, 1998, the Company employed 129 people, including 21 part time personnel. Management believes that it has a satisfactory relationship with its employees.

Statistical Information.

   Statistical information is incorporated by reference to "Selected Consolidated Financial Data" on page 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9.

Item 2. Properties.

Branches and Offices.

   NBSC operates nine banking locations, an administration center, and an operations center, all in Sussex County, New Jersey. High Point and NBSC both have their principal offices in shared space at Branchville Square in Branchville, New Jersey. NBSC owns this administrative office building, as well as the operations center.

   NBSC owns all of its branch offices with the exception of its Vernon branch which NBSC leases from an unaffiliated third party. The lease for the Vernon branch will expire in September 2001, but NBSC has options to renew for two additional five-year periods.

   In 1988, NBSC sold the buildings that house NBSC's six other branches to FMI, Inc., and then leased those facilities back. FMI, Inc. is a wholly owned subsidiary of Franklin Mutual Insurance Co., which owns 6.6% of High Point's outstanding common stock. George Guptill, Jr., President of FMI, Inc., is a member of High Point's Board of Directors. In July 1998, NBSC repurchased the six branches and an adjoining property from FMI, Inc. for $3.24 million which was the fair value of the branches at the date of repurchase. The unamortized gain on the sale/leaseback, approximately $150,000, reduced the cost basis of the property.

   For additional information regarding NBSC's banking and office locations, see Note 10 to the Consolidated Financial Statements, under the heading "Non-cancelable lease obligations," on page 53.

Land Held for Sale.

   High Point owns 66 acres of undeveloped land in Frankford Township, New Jersey classified on the balance sheet as land "held for sale." High Point evaluates the carrying value of the property for impairment and takes into consideration events or changes in circumstances which may indicate that High Point may be unable to recover the carrying amount of this asset.

   In late 1995, High Point entered into a contract to sell 32 acres of the land held for sale for $2 million. When the sale contract was terminated in 1996, High Point recorded an impairment loss of $250,000 which is included in "other operating expenses."

   The Company entered into a new contract to sell most of the land held for sale in November 1997. The proposed purchaser has made all the scheduled option payments and is in the process of getting necessary approvals. There is no assurance that this contract for sale will close; if the sale is completed, it will not close in 1999. Management believes that the carrying value of the land held for sale is fully realizable. For more information on the land held for sale, see Note 6 to the Consolidated Financial Statements on page 47.

Item 3. Legal Proceedings.

   From time to time, High Point and NBSC are defendants in legal proceedings relating to their respective businesses. Management does not believe that the outcome of any legal proceeding that was pending as of December 31, 1998 will materially affect the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

   High Point did not submit any matters to its security holders for a vote during the fourth quarter of 1998.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder
Matters.

   High Point's common stock has been trading on the Nasdaq National Stock Market under the symbol HPFC since February 3, 1997. Prior to that date, High Point's common stock was traded in the over-the-counter market. As of December 31, 1998, High Point had 1592 shareholders of record.

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

   High Point paid dividends of $0.02 per share in each of the third and fourth quarters of 1998. Prior to third quarter 1998, High Point had not declared or paid cash dividends since June 1990.

                                  Bid                          Bid
                     Year ended December 31, 1998  Year ended December 31, 1997
                          High           Low            High           Low
                     -------------- -------------- -------------- -------------
   First quarter.... $        14.00 $        11.69 $        10.88 $        8.63
   Second quarter...          14.13          12.50          10.63          9.63
   Third quarter....          13.50          10.00          11.38          9.63
   Fourth quarter...          17.00          10.88          13.13         10.88

SELECTED CONSOLIDATED FINANCIAL DATA

(Not covered by Report of Independent Public Accountants)

                                     For the years ended December 31,
                          ----------------------------------------------------------
SUMMARY OF OPERATIONS
 (in thousands)                 1998        1997        1996        1995        1994
--------------------------------------------------------------------------------------
 Total interest income    $   17,294  $   16,519  $   14,429  $   13,653  $   12,017
 Total interest expense        6,867       6,325       5,758       5,550       4,492
--------------------------------------------------------------------------------------
   Net interest income        10,427      10,194       8,671       8,103       7,525
 Provision for possible
  loan losses*                    --          --          --         225       1,327
--------------------------------------------------------------------------------------
   Net interest income
    after provision for
    possible loan losses      10,427      10,194       8,671       7,878       6,198
Non-interest income            2,475       2,808       2,430       2,219       2,368
Non-interest expenses*         9,281       9,241       8,847       9,443       9,630
Unrealized loss on land
 held for sale                    --          --         250          29          --
Gain on sale of bank
 premises                         63         139         141         148         141
Loans and securities
 gains (losses)                   70          (9)        (19)         53        (289)
--------------------------------------------------------------------------------------
Income (loss) before
 provision (benefit) for
 income taxes and
 cumulative effect for
 change in accounting
 principle                     3,754       3,891       2,126         826      (1,212)
Provision (benefit) for
 income taxes                  1,508       1,586      (2,681)       (249)        (97)
--------------------------------------------------------------------------------------
Income (loss) before
 cumulative effect for
 change in accounting
 principle                     2,246       2,305       4,807       1,075      (1,115)
Cumulative effect of
 change in accounting
 principle                        --          --          --        (370)         --
--------------------------------------------------------------------------------------
NET INCOME (LOSS)         $    2,246  $    2,305  $    4,807  $      705  $   (1,115)
--------------------------------------------------------------------------------------
PER SHARE INFORMATION:
--------------------------------------------------------------------------------------
Net income (loss) before
 cumulative effect for
 change in accounting
 principle                $     0.59  $     0.61  $     1.27  $     0.29  ($    0.36)
Cumulative effect of
 change in accounting
 principle                        --          --          --       (0.10)         --
--------------------------------------------------------------------------------------
Basic earnings (loss)
 per share                $     0.59  $     0.61  $     1.27  $     0.19  ($    0.36)
--------------------------------------------------------------------------------------
Diluted earnings (loss)
 per share                $     0.58  $     0.60  $     1.27  $     0.19  ($    0.36)
--------------------------------------------------------------------------------------
Stockholders' equity,
 book value               $     6.37  $     5.90  $     5.28  $     3.89  $     3.19
Number of shares
 outstanding, December
 31                        3,811,480   3,786,480   3,786,480   3,745,760   3,745,760
Average number of shares
 outstanding -- basic      3,798,397   3,786,480   3,779,364   3,745,760   3,065,786
Average number of shares
 outstanding -- diluted    3,847,591   3,852,377   3,786,907   3,745,760   3,065,786
YEAR END BALANCE SHEET
 INFORMATION (in
 thousands)
--------------------------------------------------------------------------------------
 Total assets             $  259,001  $  236,328  $  217,182  $  200,184  $  184,641
 Total deposits              222,930     198,430     188,854     178,325     165,572
 Loans held for sale             648          88         178         628         427
 Loans, net of unearned
  fees (costs)*              137,910     126,722     114,641     104,833     105,556
 Allowance for possible
  loan losses*                 4,087       4,120       3,973       4,609       5,234
 Securities, including
  those available for
  sale                        77,383      77,620      76,242      64,696      54,231
 Note payable                     --          --         846       1,270       1,482
 Redeemable subordinated
  debentures                      --          --         127         511         510
 Employee Stock
  Ownership Plan debt             --          --          --          --         150
 Stockholders' equity         24,280      22,343      19,977      14,558      11,963
CONSOLIDATED RATIOS
--------------------------------------------------------------------------------------
 Net income (loss) to
  average stockholders'
  equity                        9.53%      10.91%      28.52%       5.26%      (9.72%)
 Net income (loss) to
  average total assets          0.90        1.00        2.31        0.37       (0.61)
 Stockholders' equity to
  total assets at year
  end                           9.37        9.45        9.20        7.28        6.48
 Net charge-offs
  (recoveries) to
  average loans
  outstanding                   0.02       (0.12)       0.59        0.82        1.37
 Net interest spread
  (tax equivalent basis)        3.84        4.07        3.66        3.82        3.92
 Net interest margin
  (tax equivalent basis)        4.62        4.85        4.49        4.61        4.55
 Loans to deposits             61.86       63.86       60.70       58.79       63.75
 Non-performing loans to
  total loans                   1.77        2.57        3.80        6.47       12.20
 Allowance for possible
  loan losses to total
  loans                         2.97        3.25        3.47        4.40        4.96
 Allowance for possible
  loan losses to non-
  performing loans            167.50      126.38       91.23       67.94       40.61
 Average stockholders'
  equity to average
  total assets                  9.45        9.17        8.09        7.02        6.32
OTHER SELECTED DATA
--------------------------------------------------------------------------------------
 Number of full time
  equivalent employees           120         123         122         123         126
 Number of common
  stockholders at year
  end                          1,592       1,686       1,750       1,718       1,713
--------------------------------------------------------------------------------------

* The information for 1994 has been restated per the requirements of SFAS No. 114 which was adopted by the Company effective January 1, 1995.

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

                        Summary of Financial Highlights

   This Management's Discussion and Analysis shows in detail the following:

  . Deposits increased by 12.3% from December 31, 1997 to December 31, 1998.
    See " -- Financial Condition -- Deposits."

  . Loans increased by 8.7% from December 31, 1997 to December 31, 1998. See
    " -- Financial Condition -- Loans."

  . Non-performing assets decreased by 22.9% from December 31, 1997 to
    December 31, 1998. See " -- Financial Condition -- Non-Performing
    Assets."

  . Stockholders' equity increased by 8.7% from December 31, 1997 to December
    31, 1998. See " -- Financial Condition -- Capital Resources -- Stockholders' equity."

  . Net income before taxes decreased by 2.6% from December 31, 1997 to December 31, 1998. See "-- Results of Operations -- Net Income."

                             Results of Operations

Net Income.

   Before taxes. Net income before taxes was $3.75 million in 1998, compared to $3.89 million in 1997. Net income before taxes decreased by $137,000 in 1998 for the following reasons. First, non-interest income declined $330,000 or 11.2% from $2.9 million in 1997 comprising declines in service charges on deposit accounts, declines in commissions and fees and declines in miscellaneous other income. For additional information on these declines see " -- Results of Operations -- Non-interest Income." Second, although total assets increased by $22.7 million or 9.6% in 1998 over 1997, net interest income only increased $233,000 or 2.3% from $10.2 million in 1997 to $10.4 million in 1998 due to the decline in interest rates in 1998. This is discussed further in " -- Results of Operations -- Net Interest Income."

   Net income before taxes improved from $2.13 million in 1996 to $3.89 million in 1997 because assets increased, non-performing assets declined, net interest income increased, and non-interest expense declined. The Company has not recorded a provision for possible loan losses since 1995. See " -- Results of Operations-- Provision for Possible Loan Losses" and " -- Financial Condition -- Allowance for Possible Loan Losses."

   After taxes. For the year ended December 31, 1998, the Company's consolidated net income was $2.25 million, representing a decrease of $59,000 from 1997 net income of $2.31 million. In contrast, net income decreased in 1997 by $2.5 million from the 1996 level of $4.81 million. Basic earnings per common share for 1998 were $0.59, compared to $0.61 in 1997, and $1.27 in 1996.

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

   However, as of December 31, 1997 and 1998, there is still some uncertainty whether certain subsidiaries of High Point will generate sufficient income in future periods to fully realize net operating losses carried forward and other deferred tax items for state income tax purposes. As a result, management has created a "valuation allowance" of approximately $539,000 at December 31, 1997 and $325,000 at December 31, 1998. Management will periodically reevaluate the amount of this allowance.

   For more information on the Company's income taxes, see Note 7 on page 48.

Comprehensive Income

   "Comprehensive income" is total net income and all "non-shareholder changes in equity." The only "non-shareholder change in equity" that is relevant for the Company is unrealized gains/losses on securities classified as available for sale. Other comprehensive income (loss) was $208,000 in 1998, $85,000 in 1997 and ($168,000) in 1996.

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

   Net interest income for 1998 was $10.43 million, representing an increase of $233,000 or 2.3% from the $10.19 million earned in 1997. In comparison, net interest income for 1996 was $8.67 million. Net interest income improved from 1997 to 1998 because earning assets increased by $16.8 million. Similarly, the improvement in net interest income from 1996 to 1997 was the result of a $17.2 million increase in average earning assets.

   Interest income and expense volume/rate analysis. The following table shows the impact that changes in average balances of the Company's assets and liabilities and changes in average interest rates have had on the Company's net interest income over the past three years. This information is presented on a tax equivalent basis assuming a 34% tax rate. If a change in interest income or expense is attributable to a change in volume and a change in rate, the amount of the change is allocated proportionately.

                INTEREST INCOME AND EXPENSE VOLUME/RATE ANALYSIS

                      (tax-equivalent basis, in thousands)

                                1998 vs. 1997                 1997 vs. 1996
                             Increase (Decrease)            Increase (Decrease)
                              Due to Change in:             Due to Change in:
                          -----------------------------------------------------------
                                                 Total                         Total
                          Average  Average    Increase  Average  Average    Increase
                           Volume     Rate  (Decrease)   Volume     Rate  (Decrease)
                          -----------------------------------------------------------
INTEREST INCOME
Interest bearing
 deposits at banks        $    (1)   $  (1)     $   (2)   $  --     $  1       $   1
Federal funds sold            373       (1)        372     (192)      19        (173)
Securities including
 securities available
 for sale:
 U.S. Government and
  agencies                   (189)    (284)       (473)     265      212         477
 State and political
  subdivisions                146       --         146       --       --          --
 Other securities            (150)      64         (86)     148      (45)        103
                          -----------------------------------------------------------
Total securities             (193)    (220)       (413)     413      167         580
                          -----------------------------------------------------------
Loans, including loans
 held for sale, net of
 unearned income:
 Commercial and
  construction               (453)      29        (424)    (271)     557         286
 Mortgage                   1,227     (118)      1,109      958      (74)        884
 Installment                  231      (48)        183      508        4         512
                          -----------------------------------------------------------
Total loans                 1,005     (137)        868    1,195      487       1,682
                          -----------------------------------------------------------
TOTAL INTEREST INCOME       1,184     (359)        825    1,416      674       2,090
                          -----------------------------------------------------------
INTEREST EXPENSE
 Savings deposits              74      (37)         37       81        4          85
 Interest bearing
  transaction accounts        104       (2)        102       59       (3)         56
 Time deposits                265       21         286      211       (6)        205
 Short-term borrowings        (68)      26         (42)     183       27         210
 Long-term borrowings         170      (11)        159       25      (14)         11
                          -----------------------------------------------------------
TOTAL INTEREST EXPENSE        545       (3)        542      559        8         567
Net interest income (tax
 equivalent basis)        $   639    $(356)     $  283    $ 857     $666      $1,523
                          -----------------------------------------------------------
                          -----------------------------------------------------------

   Consolidated statistics on a taxable equivalent basis. The following table shows, for the past three years:

  . the Company's consolidated average balances of assets, liabilities, and stockholders' equity;

  . the average amount of interest-earning assets that the Company held and interest-bearing liabilities for which the Company was obligated during each period; and

  . the Company's net interest spread and net interest income as a percentage of average interest-earning assets.

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

             CONSOLIDATED STATISTICS ON A TAXABLE EQUIVALENT BASIS

(in thousands)

                                    1998                       1997                       1996
----------------------------------------------------------------------------------------------------------
                                    Interest                   Interest                   Interest
                           Average   Income/ Average  Average   Income/ Average  Average   Income/ Average
                           Balance   Expense    Rate  Balance   Expense    Rate  Balance   Expense    Rate
----------------------------------------------------------------------------------------------------------
ASSETS
 Interest earning
  assets:
 Loans, including loans
  held for sale, net of
  unearned income:
   Commercial and
    construction          $ 47,624  $ 4,660   9.78%  $ 52,250  $ 5,084   9.73%  $ 55,892  $ 4,798   8.58%
   Mortgage                 58,464    4,681   8.01%    43,082    3,572   8.29%    31,504    2,688   8.53%
   Installment              29,064    2,558   8.80%    26,421    2,375   8.99%    20,774    1,863   8.97%
----------------------------------------------------------------------------------------------------------
 Total loans               135,152   11,899   8.80%   121,753   11,031   9.06%   108,170    9,349   8.64%
----------------------------------------------------------------------------------------------------------
 Securities including
  securities available
  for sale:*
   U.S. government and
    agencies                61,930    3,791   6.12%    64,882    4,264   6.57%    60,760    3,787   6.23%
   State and political
    subdivisions             2,241      146   6.51%        --       --     --%        --       --     --%
   Other securities         12,717      696   5.47%    15,321      782   5.10%    12,321      679   5.51%
----------------------------------------------------------------------------------------------------------
 Total securities           76,888    4,633   6.03%    80,203    5,046   6.29%    73,081    4,466   6.11%
----------------------------------------------------------------------------------------------------------
 Interest bearing
  deposits at banks             --       --     --%        68        2   2.94%       111        1   0.90%
 Federal funds sold         14,908      812   5.45%     8,060      440   5.46%    11,556      613   5.30%
----------------------------------------------------------------------------------------------------------
 Total interest earning
  assets                   226,948   17,344   7.64%   210,084   16,519   7.86%   192,918   14,429   7.48%
----------------------------------------------------------------------------------------------------------
 Non-interest earning
  assets:
   Cash and due from
    banks                    9,757                      8,610                      8,389
   Unrealized gains on
    securities available
    for sale                   428                        124                          1
   Allowance for possible
    loan losses             (4,097)                    (4,078)                    (4,229)
   Premises and equipment
    -- net                   6,318                      5,085                      4,838
   Other assets             10,086                     10,550                      6,367
----------------------------------------------------------------------------------------------------------
 TOTAL ASSETS             $249,440                   $230,375                   $208,284
----------------------------------------------------------------------------------------------------------
LIABILITIES AND
 STOCKHOLDERS' EQUITY
 Interest bearing
  liabilities:
   Savings deposits       $ 62,469  $ 1,765   2.83%  $ 59,805  $ 1,728   2.89%  $ 56,984  $ 1,643   2.88%
   Interest bearing
    transaction accounts    34,648      683   1.97%    29,376      581   1.98%    26,373      525   1.99%
   Time deposits            69,477    3,782   5.44%    64,598    3,496   5.41%    60,693    3,291   5.42%
   Short-term borrowings     9,063      335   3.70%    10,833      377   3.48%     5,478      167   3.05%
   Long-term borrowings      5,000      302   6.04%     2,171      143   6.59%     1,413      132   9.34%
----------------------------------------------------------------------------------------------------------
   Total interest bearing
    liabilities            180,657    6,867   3.80%   166,783    6,325   3.79%   150,941    5,758   3.81%
----------------------------------------------------------------------------------------------------------
 Non-interest bearing
  liabilities:
   Demand deposits          42,705                     39,917                     38,079
   Other liabilities         2,508                      2,548                      2,407
----------------------------------------------------------------------------------------------------------
   Total non-interest
    bearing liabilities     45,213                     42,465                     40,486
----------------------------------------------------------------------------------------------------------
   Stockholders' equity     23,570                     21,127                     16,857
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY     $249,440                   $230,375                   $208,284
----------------------------------------------------------------------------------------------------------
 Net interest income
  (tax-equivalent basis)             10,477   3.84%             10,194   4.07%              8,671   3.66%
 Tax-equivalent basis
  adjustment                             50                         --                         --
----------------------------------------------------------------------------------------------------------
 NET INTEREST INCOME                $10,427                    $10,194                    $ 8,671
----------------------------------------------------------------------------------------------------------
 Net interest margin
  (tax-equivalent basis)                      4.62%                      4.85%                      4.49%
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

*Securities are reported at amortized cost without including the impact of any unrealized gains or losses on securities available for sale.

   Total interest income. Total interest income on a tax equivalent basis increased from $16.52 million in 1997 to $17.34 million in 1998, an increase of $775,000. An increase in average assets caused $1.12 million of this increase offset by a $359,000 decrease attributed to a decline in yield. Total average interest-earning assets increased from $210.1 million in 1997 to $226.9 million in 1998, representing an increase of $16.8 million resulting from growth in the loan and short-term investment portfolios.

   In 1997, total interest income increased by $2.09 million from the $14.43 million reported in 1996. Total average interest-earning assets increased by $17.2 million in 1997 from the $192.9 million reported in 1996. The increase in earning assets in 1997 resulted from growth in the loan and investment portfolios.

   Interest earned on loans. Interest income on total loans increased from $11.03 million in 1997 to $11.9 million in 1998, an increase of $868,000. Most of this increase, or $1.0 million, is attributable to an increase in loan volume. Average loans increased by 9.9%, from $121.8 million in 1997 to $135.2 million in 1998. Offsetting the increase in interest income on loans caused by an increase in loan volume is a decline in interest income caused by a decline in yield totaling $137,000. Average yields on loans declined from 9.06% in 1997 to 8.80% in 1998. Average yields on mortgage loans declined 28 basis points and average yields on installment loans declined 19 basis points. One basis point is equal to one hundredth of one percent.

   Interest income on total loans increased from $9.3 million in 1996 to $11.0 million in 1997. This increase in interest income was the result of a $487,000 increase caused by an increase in rate, and a $1.2 million increase caused by an increase in volume. From 1996 to 1997, the average yield on all loans increased from 8.64% to 9.06%.

   As the volume of the Company's non-performing loans continues to fall, the negative impact of non-performing loans on the Company's interest income is also decreasing. In 1998, the Company had average non-accrual loans of $2.8 million, compared to $3.5 million for 1997, and $5.1 million for 1996. If all of those loans had been current, the Company would have earned $277,000 more interest in 1998, $360,000 more in 1997, and $497,000 more in 1996. Non-
accruing loans reduced the yields on total loans presented by 20 basis points in 1998, by 30 basis points in 1997, and by 42 basis points in 1996. If the non-accrual loans were excluded from interest-earning assets, the yield on total earning assets and the net interest spread would increase by 10 basis points for 1998, 14 basis points for 1997, and 20 basis points for 1996.

   Interest earned on securities. Total interest income on securities on a tax equivalent basis decreased from $5.05 million in 1997 to $4.63 million in 1998, an decrease of $413,000. Most of this decrease, or $220,000, was due to a decrease in rates. The average yield earned on the security portfolio in 1998 was 6.03%, down 26 basis points from 1997. The remainder of the decrease, $193,000, resulted from a decline in average securities outstanding. Average securities declined $3.3 million from $80.2 million in 1997 to $76.9 million in 1998. Interest on temporary investments which comprises federal funds sold increased $372,000, all of which was due to increases in volume. Average federal funds sold increased from $8.1 million in 1997 to $14.9 million in 1998.

   In 1997, interest income on securities increased by $580,000 from 1996. This increase had two components: $413,000 due to an increase in volume, and $167,000 due to an increase in rates. Interest income on federal funds sold declined $173,000, the majority of which was due to a decrease in volume.

   Total interest expense. Total interest expense increased from $6.33 million in 1997 to $6.87 million in 1998, an increase of $542,000. An increase in the volume of the Company's interest-bearing liabilities -- from an average of $166.8 million in 1997 to an average of $180.7 million in 1998 -- caused a $544,000 increase in interest expense. This increase was offset slightly by a decrease of $2,000 caused by a decrease in rates. The Company's overall cost of funds -- interest expense divided by total average interest bearing liabilities --increased by one basis point.

   There were three components to the $13.9 million increase in interest-bearing liabilities from 1997 to 1998. First, average interest-bearing deposits increased from $153.8 million to $166.6 million. Second, average short-term borrowings decreased from $10.8 million to $9.1 million. Third, the Company's average long-term borrowings increased from $2.2 million to $5.0 million.

   Total interest expense increased by $567,000 from 1996 to 1997. There was an increase of $559,000 due to an increase in volume and $8,000 due to an increase in rates.

   Interest paid on deposits. Average savings accounts increased from $59.8 million in 1997 to $62.5 million in 1998, an increase of $2.7 million. Interest expense on savings deposits increased from $1.73 million in 1997 to $1.77 million in 1998. The increase in deposit volume caused $74,000 of the increase in interest expense offset by a decrease of $37,000 due to a decline in rates. In comparison, interest expense on savings deposits increased by $85,000 from 1996 to 1997 -- $81,000 from an increase in volume and $4,000 from an increase in rates.

   Average time deposits increased from $64.6 million in 1997 to $69.5 million in 1998, an increase of $4.9 million. Interest expense on time deposits increased from $3.5 million in 1997 to $3.8 million in 1998. An increase in volume caused interest expense to increase by $265,000, and an increase in rate caused the remaining $21,000. In comparison, interest expense on time deposits increased by $205,000 from 1996 to 1997-- $211,000 due to an increase in volume, offset by a $6,000 decline due to a decline in rate.

   Interest paid on borrowings. Average long-term borrowings, comprising a repurchase agreement with a five year maturity, was $5.0 million in 1998, an increase from $2.2 million in 1997. The composition of the long-term borrowings changed substantially in 1997. In 1996, long-term borrowings consisted of a note payable and the Debentures both of which were fully satisfied in 1997. In the latter half of 1997, NBSC borrowed $5 million, using a 5 year repurchase agreement with a 3 year call. See Note 14 on page 54, regarding the note payable, and Note 15 on page 55, regarding the debentures.

   Interest expense on long-term borrowings increased by $158,000 -- $169,000 due to an increase in volume offset by a decrease of $11,000 due to a decrease in rate. In comparison, interest expense on long-term borrowings increased by $11,000 from 1996 to 1997 -- $25,000 due to an increase in volume and $14,000 due to a decrease in rate.

   Net interest spread. Net interest spread is the difference between the yield on earning assets and the average cost of funds acquired (interest-bearing liabilities). In 1998, net interest spread was 3.84%, compared to 4.07% in 1997, and 3.66% in 1996. The gross yield on interest-earning assets for 1998 was 7.64%, compared to 7.86% for 1997, and 7.48% for 1996. The cost of interest-bearing liabilities in 1998 was 3.80%, compared to 3.79% for 1997, and 3.81% for 1996.

   The yield on interest earning assets declined in 1998 primarily due to three 25 basis point drops in prime rate which occurred in the last three months of 1998. The yield on interest earning assets also declined because of a flattening of the US Treasury Yield curve. A flat yield curve means that investments with longer maturities dropped to the extent that the longer term investments do not earn substantially higher yields than short-term investments. This flat yield curve environment contributed to the decline in the yield in the investment portfolio from 1997 to 1998. In 1997, a 25 basis point increase in the prime rate early in 1997 contributed to the increase in yield on earning assets.

   Net interest margin is net interest income divided by average earning assets. The tax-equivalent net interest margin decreased from 4.85% in 1997 to 4.62% in 1998, a decrease of 23 basis points. From 1996 to 1997, the tax-equivalent net interest margin increased by 36 basis points.

   For additional information on yields, see the table entitled "Consolidated Statistics on a Taxable Equivalent Basis" that appears on page 12, particularly the line items for "Total interest earning assets," "Net interest income (tax equivalent basis)," and "Net interest margin (tax equivalent basis)."

Provision for Possible Loan Losses.

   The Company has not made a provision for possible loan losses since 1995. Net loans charged off in 1998 amounted to $33,000, compared to net loans recovered of $147,000 in 1997 and net loans charged off of $636,000 in 1996. NBSC's management has evaluated its allowance for possible loan losses, particularly in light of continued declines in non-performing loans and classified loans, and believes the allowance is adequate at this time. If the Sussex County economy suffers a downturn for any reason, management may add to the allowance for possible loan losses in future periods. For additional information, see Note 5 on page 47, "-- Financial Condition -- Non-performing Assets," and " -- Financial Condition -- The Allowance for Possible Loan Losses" on page 24.

Non-interest Income.

   "Non-interest income" primarily comprises fees, service charges (such as service charges on deposit accounts), and commissions (such as commissions for brokerage and investment planning services).

   Non-interest income for 1998 was $2.6 million, a decrease of $330,000 (11.2%) over the $2.94 million earned in 1997. A significant source of this decline was in service charges on demand accounts which declined from $1.42 million to $1.31 million primarily because fewer customers overdrew their accounts, so NBSC imposed fewer overdraft charges. In 1997, service charges on deposit accounts increased by $54,000 from the $1.34 million reported in 1996.

   Other service charges, commissions, and fees decreased from $954,000 in 1997 to $839,000 in 1998, a decrease of $115,000. The primary source of this decrease was NBSC's commissions on annuity sales and investment planning services. These commissions decreased from $478,000 in 1997 to $189,000 in 1998 because NBSC changed its way of providing full brokerage services in second quarter 1998 from providing the services through an in-house broker to contracting with an outside party to provide these services. The fees recorded are now recorded net of commissions paid, whereas the fees recorded second quarter and prior to that were recorded gross of commissions paid to the in-house broker. Commissions paid were recorded in salary and benefit expense. Partially offsetting the impact of the decline in brokerage commissions is an increase in service charges related to an imposition of fees for non-customer ATM transactions, and an increase in revenues related to the debit cards that NBSC began offering in third quarter 1998. Total fees related to ATM cards and debit cards increased from $144,000 in 1997 to $271,000 in 1998. In 1997, other service charges, commissions, and fees increased by $101,000 primarily due to increased commissions from annuity sales and investment planning services.

   In 1998, the Company recorded a net gain of $70,000 on the sale of securities and loans. In comparison, such sales resulted in a loss of $9,000 in 1997, and a loss of $19,000 in 1996. The net gain in 1998 resulted from the Company selling mortgages in 1998. No mortgages were sold in 1997. The net gain includes the capitalization of $46,000 of originated mortgage servicing rights.

   Gains and losses on bank premises declined from $139,000 in 1997 to $63,000 in 1998. The majority of these gains were related to the amortization of deferred gains on a sale/leaseback transaction that occurred in 1988. In July 1998, NBSC repurchased the properties originally sold in the sale/leaseback transaction, and any unamortized gains were used to reduce the cost basis of the properties. See Note 10 on page 52.

   "Other income" declined from $434,000 in 1997 to $326,000 in 1998 because the Company recorded two items of non-recurring other income in 1997: $60,000 in insurance proceeds and $51,000 in forgiven debt.

Non-interest Expense.

   Non-interest expense includes salary and employee benefits, facility and equipment expense, operation of other real estate, and miscellaneous fees. Total non-interest expense increased from $9.24 million in 1997 to $9.28 million in 1998, an increase of $40,000 or 0.43%. In comparison, non-interest expense increased by $144,000 in 1997 from the $9.10 million recorded in 1996. The increase in non-interest expense from 1997 to 1998 was due to increases in salary and employee benefits (see "-- Salary and employee benefits"), offset somewhat by declines in building lease expenses and cost of operation of other real estate (see "-- Net occupancy expense" and "-- Operation of other real estate").

   Salary and employee benefits. Salary and employee benefits combined constitute the Company's largest non-interest expense. In 1998, the Company incurred a total of $5.02 million in salary and employee benefits, which was $73,000 more than the $4.95 million incurred in 1997. Salary and employee benefits expense for 1997 was $370,000 more than the $4.58 million reported in 1996.

   Salary expense remained substantially the same in 1998 as in 1997 at $3.77 million. Benefits expense increased from $1.17 million in 1997 to $1.24 million in 1998, an increase of $75,000. In the fourth quarter of 1998, the Company accrued an additional $143,000 for the Executive Supplemental Retirement Plan based upon changes in estimated retirement dates of certain officers. Partially offsetting this increase in expense was a reduction in the accrual necessary for post retirement benefit plans. Because the Company began providing hospital and medical benefit to its retirees under a program that was significantly less costly than prior programs, the expense necessary to accrue for post retirement benefits declined. See Note 8 on page 49.

   Net occupancy expense. Net occupancy expense decreased from $915,000 in 1997 to $758,000 in 1998, primarily because the Company paid $174,000 less rent for office space in 1998 than it did in 1997 due to the repurchase of six branch offices previously sold in a sale/leaseback arrangement. Depreciation expense increased from $152,000 in 1997 to $188,000 in 1998, an increase of $36,000 due to the repurchase of the six branch offices. However, expenses for equipment, such as leased phones, computers, and copying machines, decreased from $886,000 in 1997 to $806,000 in 1998, primarily because the Company renegotiated service contracts on its computer system, software, and telecommunications lines.

   In 1997, net occupancy expense decreased by $37,000 from 1996 levels because of a decrease in rental expense for office space and because of fewer maintenance expenses.

   Operation of other real estate. "Other real estate" is property that the Company acquires when it forecloses on the collateral for a defaulted loan. See
Note 4 on page 46, and " -- Financial Condition -- Non-Performing Assets -- Other real estate." The net cost of operation of other real estate has three components: net gains or losses from the sale of property for an amount that differs from its carrying value; provisions to the allowance for other real estate or direct writedowns to properties; and operating expenses, such as maintenance of properties and costs incurred on foreclosure. Operating expenses on other real estate are offset by any rental income that the properties generate.

   The Company's net cost of other real estate was $37,000 in 1998, $141,000 in 1997, and $305,000 in 1996. Broken down into its three components, net cost of other real estate changed as follows:

  . Net gains on the sale of other real estate were $6,000 in 1998, compared to $48,000 in 1997, and $78,000 in 1996.

  . Provisions to the allowance for other real estate or direct writedowns were $21,000 in 1998, compared to $121,000 for 1997, and $310,000 for
     1996.

  . Net operating expenses on other real estate were $22,000 in 1998, $68,000 in 1997, and $73,000 in 1996.

   In each year, the net cost of operation declined by more than 50% because the Company commenced fewer proceedings and had fewer properties to maintain.

   Other expenses. "Other expenses," such as legal fees, FDIC insurance, and marketing, increased from $2.35 million in 1997 to $2.66 million in 1998, an increase of $308,000. In 1997, other expenses decreased by $359,000 most of which was due to a $250,000 charge for an impairment on land held for sale in 1996. See Note 18 on page 57 for itemized detail.

   Legal fees increased from $186,000 in 1997 to $288,000 in 1998, an increase of $102,000. This increase was because of fees incurred related to High Point's upcoming merger and to fees related to the contract for sale on the Company's land held for sale. In 1997, legal fees decreased by $90,000 from the $276,000 reported in 1996.

   The Company's FDIC insurance assessment has remained substantially the same in 1998 as in 1997 at $24,000. Like all FDIC insured banks, NBSC pays a premium based on its level of capitalization and the degree of concern that it generates among regulators. Premiums range from $0.00 to $0.27 per $100 of insured deposits. Because NBSC has been in sound financial condition over the past few years, NBSC's FDIC premium was effectively eliminated as of January 1, 1997 by being reduced to $0.00 per $100 in deposits. In 1996, NBSC's FDIC insurance premium was reduced from $0.17 to $0.03 per $100 of deposits. NBSC remains obligated to pay a premium of $0.0128 per $100 in deposits to a federal entity known as the Financing Corporation, which is refinancing the capitalization of the Federal Savings and Loan Insurance Corporation. NBSC's FDIC insurance assessment declined from $170,000 in 1996 to $23,000 in 1997 due to an improvement in NBSC's financial condition.

   Marketing expense increased from $238,000 in 1997 to $275,000 in 1998, an increase of $37,000. The Company devoted most of its marketing efforts in 1998 to promoting new loan products, investment services and business development. In 1997, marketing expense increased from its 1996 level of $216,000 because the Company was promoting new mortgage products and insurance products.

   Printing and supply expense increased from $249,000 in 1997 to $273,000 in 1998 because the Company revised and reprinted certain of its forms and brochures to comply with changing regulations. Printing and supply expense in 1996 was $239,000.

   Other expenses that increased included training expenses and consulting fees. Training expenses increased from $10,000 in 1997 to $40,000 in 1998 because of a sales training program implemented in 1998. Consulting fees increased $75,000 from 1997 to 1998 related to preliminary fees for High Point's prospective merger.

                              Financial Condition

Deposits.

   Total deposits increased by $24.5 million during 1998 -- from $198.4 million on December 31, 1997 to $222.9 million on December 31, 1998. In comparison, total deposits increased by $9.5 million during 1997 from 1996 levels of $188.9 million.

   NBSC offers four different types of deposit accounts. From December 31, 1997 to December 31, 1998, these accounts changed as follows:

  . Non-interest bearing demand accounts increased from $40.4 million to $46.0 million, an increase of $5.6 million, or 13.9%. Average non-interest bearing deposits increased from $39.9 million to $42.7 million. These deposits as a percent of total average deposits decreased from 20.6% in 1997 to 20.4% in 1998. In comparison, non-interest bearing demand accounts decreased by $2.7 million from year-end 1996 to year-end 1997.

  . Interest-bearing demand accounts increased from $31.4 million to $38.3 million, an increase of $6.9 million, or 22.0%. In comparison, interest-bearing demand accounts increased by $4.8 million from year-end 1996 to year-end 1997.

  . Savings accounts increased from $61.5 million to $63.3 million, an increase of $1.8 million, or 2.9%. Average savings deposits increased from $59.8 million to $62.5 million. In comparison, savings accounts increased by $3.3 from year-end 1996 to year-end 1997.

  . Time deposits increased from $65.1 million to $75.3 million, an increase of $10.2 million, or 15.7%. Time deposits include jumbo CDs, which increased from $7.6 million to $10.3 million. Average time deposits increased from $64.6 million to $69.5 million. In comparison, time deposits increased by $4.3 million from year-end 1996 to year-end 1997.

For additional information on deposits, see the Consolidated Balance Sheet on page 36, and the table entitled "Consolidated Statistics on a Taxable Equivalent Basis" that appears on page 12.

   The average amounts of deposits and the average rates paid on deposits during 1998, 1997, and 1996 are summarized in the following table:

                              Year Ended        Year Ended        Year Ended
                             December 31,      December 31,      December 31,
                                 1998              1997              1996
                          ------------------------------------------------------
                           Average  Average  Average  Average  Average  Average
   (Dollars in thousands)  Balance   Rate    Balance   Rate    Balance   Rate
  ------------------------------------------------------------------------------
   Non-interest bearing
    demand deposits        $ 42,706      --  $ 39,917      --  $ 38,079      --
   Savings deposits          62,469    2.83%   59,805    2.89%   56,984    2.88%
   Interest bearing
    transaction accounts     34,648    1.97%   29,376    1.98%   26,373    1.99%
   Time deposits             69,477    5.44%   64,598    5.41%   60,693    5.42%
                          ------------------------------------------------------
    Total                  $209,300    2.98% $193,696    3.00% $182,129    3.00%
                          ------------------------------------------------------

   On December 31, 1998, the Company had outstanding $10.3 million in time certificates of deposit in amounts of $100,000 or more. The following table summarizes the maturity distribution of these CDs.

                                   Amount
      Maturity                  (in thousands)
     ---------------            --------------

      Within 3 months                 $ 5,175
      Over 3 through 6 months           1,401
      Over 6 through 12 months          2,559
      Over 12 months                    1,151
                                -------------
       Total                          $10,286
                                -------------

Short-Term Borrowings.

   Short-term borrowings primarily are securities sold under agreements to repurchase. These repurchase agreements typically have terms of 30 days, 60 days, 90 days, or overnight. The following table provides information regarding securities sold under agreements to repurchase in 1998, 1997, and 1996:

   (in thousands)                                     1998     1997    1996
  ---------------------------
                                                    ------------------------
   Balance at December 31                          $ 4,315  $ 8,201  $5,054
   Interest rate at December 31                       2.74%    4.75%   2.89%
   Maximum amount outstanding at any month-end
    during the year                                $12,424  $18,101  $8,580
   Average amount outstanding during the year      $ 9,063  $10,805  $5,479
   Weighted average interest rate during the year     3.69%    3.48%   3.04%

Loans.

   Total loans and loans by category. NBSC primarily serves Sussex County, New Jersey and the surrounding area. Most of NBSC's borrowers use their loans to acquire and/or develop real estate. When NBSC permits borrowers to use loan proceeds for other purposes, the loans generally are secured by real estate. All of NBSC's borrowers are U.S. residents or entities.

   Total loans increased from $126.7 million on December 31, 1997 to $137.7 million on December 31, 1998, an increase of $11 million. During 1997, total loans increased by $12.1 million from 1996 levels of $114.6 million. Demand in residential real estate lending accounted for most of the increase in the loan portfolio in 1997 and 1998.

   NBSC makes four different types of loans. From December 31, 1997 to December 31, 1998, these loans changed as follows:

  . Commercial loans decreased from $46.1 million to $44.3 million, a decline of $1.8 million, or 3.9%. During 1997, commercial loans decreased by $5.0 million.

  . Real estate construction loans increased $259,000 to $7.3 million. During
    1997, real estate construction loans remained unchanged at $7.0 million.

  . Real estate mortgage loans increased from $45.0 million to $58.0 million, an increase of $13.0 million, or 28.9%. During 1997, real estate mortgage loans increased by $11.6 million.

  . Installment loans decreased from $28.6 million to $28.1 million, a decline of $500,000, or 1.7%. During 1997, installment loans increased by $5.4 million.

   For further information regarding the distribution of loans by collateral type and purpose, see Note 3 on page 44.

   The following table shows the composition of the Company's loan portfolio as of December 31 for each of the last five years.


                                                December 31,
                             -----------------------------------------------
  (in thousands)                   1998     1997     1996     1995     1994
  -------------
                             -----------------------------------------------

   Commercial*                  $ 44,320 $ 46,102 $ 51,065 $ 58,274 $ 66,848
   Real estate -- construction     7,275    7,016    6,951    4,300    3,171
   Real estate -- mortgage        58,046   44,973   33,401   24,216   21,795
   Installment                    28,096   28,596   23,214   18,073   13,794
                             -----------------------------------------------
    Total                       $137,737 $126,687 $114,631 $104,863 $105,608
                             -----------------------------------------------
                             -----------------------------------------------

  *includes loans previously accounted for as insubstance foreclosures now included in non-accrual loans according to SFAS No. 114.

   The following table shows the percentage distribution of loans by category as of December 31 for each of the last five years.

                                             December 31,
                                ---------------------------------------
                                   1998    1997    1996    1995    1994
                                ---------------------------------------

   Commercial                    32.18%  36.39%  44.55%  55.58%  63.30%
   Real estate -- construction    5.28%   5.54%   6.06%   4.10%   3.00%
   Real estate -- mortgage       42.14%  35.50%  29.14%  23.09%  20.64%
   Installment                   20.40%  22.57%  20.25%  17.23%  13.06%
                                ---------------------------------------
    Total                       100.00% 100.00% 100.00% 100.00% 100.00%
                                ---------------------------------------
                                ---------------------------------------

   A lender has a "loan concentration" when it has loans outstanding to a number of borrowers that are engaged in similar activities. When several borrowers are in the same industry, they are likely to be affected by economic or other related influences in the same way. For example, if the real estate market in a region deteriorates, all real estate developers in that region are likely to suffer. At December 31, 1998, NBSC had concentrations of loans exceeding 10% of total loans outstanding in two categories: loans secured by 1-4 family residential properties, and loans secured by nonfarm nonresidential properties. For additional information, see Note 3 on page 44.

   Maturities. The following table shows the maturity rates of the Company's commercial and real estate construction loans based on loan terms in effect at December 31, 1998. The Company may extend the maturity of any particular loan after considering whether the borrower remains creditworthy. The table also shows the volume of commercial and real estate construction loans that have predetermined fixed rates and the volume that have floating or adjustable rates.

                                            After one
                                    Within  but within After five
   (in thousands)                  one year five years   years     Total
   ---------------
                                   --------------------------------------
   Types of Loans:
    Commercial                      $11,963    $20,814    $11,543 $44,320
    Real Estate -- construction       5,417        498      1,360   7,275
                                   --------------------------------------
      Total                         $17,380    $21,312    $12,903 $51,595
                                   --------------------------------------
                                   --------------------------------------
   Amount of such loans with:
    Predetermined rates             $10,293    $16,430     $2,327 $29,050
    Floating or adjustable rates      7,087      4,882     10,576  22,545
                                   --------------------------------------
      Total                         $17,380    $21,312    $12,903 $51,595
                                   --------------------------------------
                                   --------------------------------------

   Loan to deposit ratio. The loan to deposit ratio at year-end 1998 was 61.8%, compared to the 1997 level of 63.8% and the 1996 level of 60.7%. Management reviews this ratio frequently in an effort to maintain an optimal balance between loans which generate income and deposits which provide liquidity.

   Loans sold or held for sale. From time to time in the ordinary course of business, management identifies certain loans that it may sell rather than hold to maturity. These loans are referred to as "loans held for sale." The Company sells loans in the secondary market for two reasons. First, the sale of loans generates cash to support operations and to fund new loan demand. See "-- Financial Condition -- Liquidity." Second, the sale of loans helps to manage interest rate risk. If NBSC is holding long-term mortgages and interest rates begin to increase steadily, management may choose to sell some of those mortgages so that NBSC can replace them with assets that earn the new higher market rate.

   The Company generally designates real estate mortgage loans and student loans as loans held for sale. At December 31, 1998, the Company had loans held for sale with both a face amount and an aggregate market value of approximately $648,000 -- $564,000 were mortgages and $84,000 were student loans. At
December 31, 1997, loans held for sale had a face amount and aggregate market value of approximately $88,000. At year-end 1996, the Company had loans held for sale with a face amount and an aggregate market value of $178,000. The Company's balance sheet shows loans held for sale at the lower of cost or market value.

   The Company sold $5.7 million in mortgage loans during 1998, compared to no mortgage sales during 1997, and $500,000 during 1996. The Company maintains the servicing rights on the mortgage loans that it sells. At December 31, 1998, the Company was servicing $37.5 million in mortgage loans previously sold, compared to $40.2 million in mortgage loans serviced at December 31, 1997, and $46.2 million at year-end 1996. The Company does not service the student loans it sells.

   New loans. New commercial and real estate construction loans totaled $25.3 million in 1998, compared to $19.5 million during 1997, and $20.5 million during 1996. As of year-end 1998, commercial and real estate construction loans constituted 37% of total loans outstanding, compared to 42% in 1997, and 51% in 1996.

   The Company recorded $18.7 million in new residential mortgage loans net of repayments during 1998, compared to $11.6 million in net new residential mortgages in 1997 and $9.7 million in 1996. By year-end 1998, mortgage loans constituted 42.1% of total loans outstanding, compared to 35.5% in 1997, and 29.1% at year-end 1996.

   Installment loans comprise second mortgages, home equity loans, automobile loans, and other consumer debt. Installment loans declined $500,000 from 1997 to 1998 primarily because of the competitive nature of NBSC's market area and the favorable rate environment for first mortgages. Installment loans increased by $5.4 million in 1997, and $5.1 million in 1996.

   Risks. Each type of loan that NBSC makes presents one or more unique risks. For example, NBSC's ability to recover commercial and real estate construction loans is affected by the strength of the real estate market. In a weak real estate market, borrowers may be unable to complete projects and repay their loans. If the Company forecloses in that weak market, it may not fully recover its investment when it sells the collateral.

   Real estate mortgages present two types of risk. First, in an economic downturn with high unemployment and low real estate values, borrowers may have difficulty repaying their loans. If the Company forecloses, it may not be able to recover its entire investment. The Company tries to mitigate this risk by requiring a loan-to-value ratio of generally between 75% and 80% before extending a mortgage loan. The second type of risk relates to changes in market interest rates. When interest rates decline, a borrower may refinance a high interest mortgage and repay the original loan ahead of schedule. When a borrower pays off a loan early, the lender recovers its principal investment, but does not earn the expected net interest margin. The Company manages this risk by changing the volume of mortgage loans that it sells in response to changes in interest rates. See " -- Loans sold or held for sale."

   Each type of installment loan presents a unique risk. Home equity loans generally are secured either by first or second liens on residential property. A loan that is secured by a second lien inherently has more risk than a loan secured by a first lien; in the event of a foreclosure, the first lienholder will be repaid in full before the second lienholder can begin to recover on its claim. Other consumer debt that is secured by movable property (such as a car) or is unsecured presents the risk that the lender will have trouble recovering any of the loan if the borrower does not make payments. Only 2.7% of the Company's total loans outstanding at year-end 1998 are unsecured or are secured by collateral that a borrower can move or hide easily. The Company mitigates the risk of such loans by following strict approval standards during the lending process.

   Loans for real estate construction and land development. Total loans outstanding at year-end 1998 to finance real estate construction and land development were $10.70 million, compared to $8.24 million at year-end 1997, and $5.1 million at year-end 1996. As of December 31, 1998, the Company has $5.3 million in commitments outstanding to fund real estate construction and land development loans. The Company does not normally finance, or participate in the financing of, large commercial real estate projects beyond Sussex County and the immediately surrounding areas.

   Based on its continuing review of real estate construction loans, management expects that some borrowers will be unable to repay their loans in accordance with the terms of their loan agreements. Management has provided specific reserves for these loans as deemed necessary.

   During 1998, 1997 and 1996, the Company had no charge-offs related to land development loans. The Company had charge-offs in permanent commercial real estate loans (included in "commercial loans") of $164,000 in 1998, $25,000 in 1997 and $764,000 in 1996.

   Charge-offs and recoveries. In 1998, net loans charged off amounted to $33,000, compared to net recoveries of $147,000 in 1997, and net charge-offs of $636,000 in 1996. "Net loans charged off (recovered)" comprises gross loans charged off, less amounts collected on loans charged off in prior periods. Net charge-offs (recoveries) as a percent of average loans outstanding were 0.02% for 1998, (0.12%) for 1997, and 0.59% for 1996. For additional information on charge-offs and recoveries, see Note 5 on page 47.

Non-Performing Assets.

   Total non-performing assets were $3.4 million in 1998, a decrease of $1.0 million from 1997, because non-performing loans decreased from $3.3 million at year-end 1997 to $2.4 million at year-end 1998. Other real estate declined from $1.1 million at the end of 1997 to $929,000 at year-end 1998. During 1997, total non-performing assets decreased by $1.1 million. Substantially all of this decrease resulted from a decline in non-performing loans.

   The following table itemizes non-performing assets as of December 31 of each of the past five years:

                                                  December 31,
                                        ---------------------------------------
   (in thousands)                        1998    1997    1996    1995     1994
  -------------
                                        ---------------------------------------
   Non-performing loans:
    Renegotiated loans*                $  399  $  413  $  505  $  884  $ 4,164
    Loans past due over 90 days            17       4      --     156      289
    Loans on non-accrual                2,024   2,843   3,850   5,744    8,435
                                        ---------------------------------------
   TOTAL NON-PERFORMING LOANS           2,440   3,260   4,355   6,784   12,888
   Other real estate                      929   1,110   1,136   2,741    4,606
                                        ---------------------------------------
   TOTAL NON-PERFORMING ASSETS         $3,369  $4,370  $5,491  $9,525  $17,494
                                        ---------------------------------------
                                        ---------------------------------------
   Allowance for possible loan losses  $4,087  $4,120  $3,973  $4,609  $ 5,234
                                        ---------------------------------------
                                        ---------------------------------------
   Allowance for possible loan losses
    as a percent of:
    Total loans                          2.97%   3.25%   3.47%   4.40%    4.96%
    Non-performing loans               167.50% 126.38%  91.23%  67.94%   40.61%
   Non-performing loans as a percent
    of total loans                       1.77%   2.57%   3.80%   6.47%   12.20%

*Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

   Non-performing loans. Non-performing loans as a percent of total loans outstanding was 1.8% at year-end 1998, compared to 2.6% at year-end 1997, and 3.8% at year-end 1996. There are three types of non-performing loans: loans that are past due 90 days or more, non-accrual loans, and renegotiated loans.

   Federal banking regulators have created other designations, such as "other assets especially mentioned" and "substandard," for certain loans that appear to warrant particular attention. Every non-performing loan is in one of these categories, as well as certain performing loans. At December 31, 1998, NBSC had $1.9 million in performing loans classified as "other assets especially mentioned," and $4.5 million in performing loans classified as "substandard." NBSC did not have any loans that fit within the regulators' other "adverse" categories. The Company is not aware of any loan outstanding as of December 31, 1998, other than those loans already designated "other assets especially mentioned" or "substandard," that is likely to become non-performing in the future.

   Note 3 on page 44 compares the interest that would have accrued if all of NBSC's non-performing loans had been current to the interest income that NBSC actually realized.

   Past due loans. If a commercial or real estate mortgage loan is in default for 90 days or more because the borrower failed to pay either principal or interest, NBSC will stop accruing interest on the loan unless the loan meets two criteria. First, there must be sufficient collateral to cover the defaulted principal and interest payments. Second, management must be confident that the loan will be satisfied in the near future -- either because NBSC intends to foreclose or because the borrower has arranged to pay off the loan with funds from a third party. NBSC generally charges off installment loans entirely when principal and interest payments are four months in arrears.

   Non-accrual loans. If NBSC stops accruing interest on a past due loan, that loan is then classified as "non-accrual." Loans on non-accrual declined from $2.8 million in 1997 to $2.0 million in 1998, a decrease of $800,000. In 1996, NBSC had loans totaling $3.8 million designated "non-accrual." At December 31, 1998, NBSC did not have any individual loans outstanding of more than $500,000 that were classified as non-accrual.

   All of NBSC's outstanding non-accrual loans are secured. Commercial property secures 48%, or $1.0 million, of these loans, and residential first mortgages secure 46%, or $924,000 of these loans. The remaining 6%, or $119,000, in non-accrual loans are secured by miscellaneous assets such as second mortgages on residential and commercial property.

   Once a loan is charged off or deemed "non-accrual," management generally reverses interest which was previously accrued but not paid on the loan and takes a charge against earnings for the period in which the loan is placed in non-accrual status. Management will refrain from reversing and charging off interest only if it determines that the loan is adequately secured as to principal and interest. Once management has charged off interest on a loan, NBSC will record interest income on that loan only as payments are received; NBSC will not record interest that is owed but is not actually paid. If a non-accrual loan customer's financial condition and payment history improve, the customer's loan will go back on accrual.

   Renegotiated loans. NBSC accounts for its renegotiated loans in one of two ways, depending upon the date the loans were restructured. All loans that were renegotiated prior to January 1, 1995 are accounted for as described in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," also known as SFAS No. 15. Loans renegotiated from and after January 1, 1995 are accounted for as described in Statement of Financial Accounting Standards No. 114, "Accounting for Impairment of Loans"("SFAS No. 114"). SFAS No. 114 superceded SFAS No. 15, but did not require lenders to change accounting practices for renegotiated loans already on their books.

   As of December 31, 1998, NBSC accounts for $399,000 in renegotiated loans under SFAS No. 15, compared to $413,000 as of December 31, 1997, and $505,000 as of December 31, 1996. The volume of these loans declined because borrowers have been making payments under the renegotiated terms. No loan accounted for under SFAS No. 15 is past due as of December 31, 1998.

   As of December 31, 1998, NBSC accounts for its remaining $392,000 in renegotiated loans under SFAS No. 114, compared to $667,000 as of December 31, 1997, and $583,000 as of December 31, 1996. All of NBSC's loans accounted for under SFAS No. 114 are current based on their renegotiated terms as of December 31, 1998.

   If a loan is renegotiated, management will record interest that accrues as current income, but only at the renegotiated rate and only to the extent that management believes that such interest is collectible.

   Other real estate. "Other real estate" is property that NBSC acquires when it forecloses on the collateral for a defaulted loan. At December 31, 1998, other real estate was $929,000, which is $181,000 less than the amount recorded at year-end 1997. Most of this property was commercial real estate. During 1998, NBSC sold $60,000 in other real estate, and acquired no new properties designated as other real estate.

   Management obtains an appraisal on other real estate when NBSC takes title to the property unless it already has a contract of sale or an appraisal that conforms to regulatory guidelines. Thereafter, NBSC obtains and reviews appraisals as often as required by regulatory guidelines, generally every two years.

   When NBSC acquires other real estate, or obtains a new appraisal on other real estate that it already owns, management records the carrying value of the property at the appraised value less estimated costs of disposition. If a new parcel of other real estate is appraised at less than the outstanding balance of the loan it secured, the difference is charged to the allowance for possible loan losses when the property is recorded as other real estate. If other real estate is reappraised and the new carrying value is less than the carrying value on the Company's books, management makes an appropriate downward adjustment. Based on management's continuing review of market conditions and updated appraisals of other real estate, the Company will charge any further deterioration of market value to the net cost of operation of other real estate. For 1998, there were $21,000 in direct writedowns on other real estate.

   When the appraised fair value of a parcel of other real estate does not include certain costs of disposition, the Company establishes a specific reserve or allowance for other real estate. Management will make a charge-off to that reserve when the Company actually incurs disposition costs. In 1998, there were no provisions to the allowance for other real estate, and charge-offs against the allowance were $121,000. See Note 1 on page 41, under the heading "Other real estate" and Note 4 on page 46.

   None of the Company's other real estate at December 31, 1998 was valued in excess of $500,000.

The Allowance for Possible Loan Losses.

   The allowance for possible loan losses at year-end 1998 was $4.09 million, a decrease of $33,000 from the year-end 1997 allowance of $4.12 million because the Company charged off a net amount of $33,000 in 1998. At year-end 1996, the allowance for possible loan losses was $4.0 million.

   The allowance for possible loan losses represents 3.0% of total loans outstanding at December 31, 1998, and 167.5% of outstanding non-performing loans. In comparison, the allowance for possible loan losses was 3.25% of total loans outstanding and 126.4% of non-performing loans at year-end 1997, and 3.47% of total loans outstanding and 91.2% of non-performing loans at year-end 1996. The amount of the allowance relative to non-performing loans increased during 1998 because non-performing loans declined.

   Setting and evaluating the allowance for possible loan losses. Each quarter, management makes a recommendation to NBSC's Board of Directors about the appropriate level of the allowance for possible loan losses. Management considers a variety of risk characteristics and economic factors when it formulates its recommendation, including:

  . local, state, and national economic conditions;

  . trends in NBSC's loan portfolio compared to trends experienced by national peers and local competition;

  . the experience level of NBSC's lending officers and the quality of NBSC's loan monitoring systems;

  . whether the level of the allowance conforms to internal and regulatory policies and procedures;

  . whether NBSC has a concentration of loans in a particular industry or secured by a particular type of collateral;

  . delinquency trends;

  . adequacy of the existing allowance in light of historical loss experience; and

  . results of a quarterly review of certain loans by unaffiliated experts.

   NBSC has several portfolios, some of which are commercial in nature while others consist entirely of consumer loans. Each sub-segment of NBSC's portfolio has specific characteristics and therefore specific reserve methodology is used for each segment. Further, by breaking up the portfolio into these segments, management can not only assure the establishment of an adequate reserve for each type of lending activity, but is also able to focus on individual areas of weakness within the portfolio. The commercial segment has historically had the highest level of risk and therefore its analysis is the most comprehensive.

Management's quarterly evaluation takes place in several steps.

   First, management reviews each troubled commercial loan. This review enables management to estimate future losses for every loan that is classified as "other assets especially mentioned" or "substandard." These terms are explained under the heading "-- Non-Performing Assets -- Non-performing loans" on page
22. This review assesses the potential loss on each credit in excess of $100,000 after considering the value of the underlying collateral, present and prospective conditions that could affect performance, and recent payment history. When management identifies a probable loss, it charges off the related loan to the extent of the estimated losses. Management also may establish specific reserves for troubled loans.

   Second, management uses the information generated by the independent loan review to verify the accuracy of its risk rating system and to monitor the status of larger non-criticized loans for changes and developments that could affect future collectibility.

   With this information, the Bank calculates its primary reserve analysis ("calculated reserve") by assigning a predetermined required reserve percentage to commercial loans pooled by risk rating excluding loans for which a specific reserve has been established. The reserve percentages for criticized loans are reflective of industry averages and the percentages for loans that are not criticized have been established by management based on a subjective analysis of the risks inherent in the portfolio. The "calculated reserve" is further validated by the evaluation by two alternative methods. A nine quarter migration trend analysis is completed for criticized loans and 120% of the resulting percentages are utilized. The second analysis used to verify the "calculated reserve" is the traditional regulatory method. In cases where the "calculated reserve" is more than the actual reserve, a provision to the loan loss account is made by a charge against current earnings.

   Consumer loans including Home Equity Loans and Residential Mortgages are generally not evaluated individually. These loans are reserved for utilizing the historical charge-off method whereby a weighted average of annualized net charge-offs for the past three years is applied to the total loan pool. The greatest reliance is placed on the most current years. In the case of net recoveries, management will establish a percentage based on their evaluation of potential losses.

   Lastly, management makes a general assessment of the potential for loan losses in off balance sheet credit commitments based on historical and projected collection statistics. This review does not focus on specific commitments, but instead considers groups of commitments with similar characteristics.

   Management believes that it has identified the risk in the loan portfolio and that the loan loss reserve is adequate at December 31, 1998. Management also believes that the allowance is adequate to absorb additional or unanticipated losses. Nevertheless, the Company could sustain losses that could be substantial in relation to the size of the allowance for possible loan losses.

   Changes in the allowance for possible loan losses. The following table shows the changes in the allowance for possible loan losses over the past five years.

                                                    December 31,
                                        ------------------------------------
   (in thousands)                          1998   1997    1996   1995   1994
   --------------
                                        ------------------------------------
   Allowance for possible loan losses:
    Beginning balance*                   $4,120 $3,973  $4,609 $5,234 $5,419
                                        ------------------------------------
    Loans charged off:
      Commercial*                           300     95     933  1,153  1,677
      Real estate -- construction            --     --      --     86    254
      Real estate -- mortgage                57     15      91    143    189
      Installment                            50     69      74     89    135
                                        ------------------------------------
        Total loans charged off             407    179   1,098  1,471  2,255
                                        ------------------------------------
    Recoveries:
      Commercial                            325    242     328    560    636
      Real estate -- construction            --     --      13      9     16
      Real estate -- mortgage                15      4       2      3     27
      Installment                            34     80     119     49     64
                                        ------------------------------------
        Total Recoveries                    374    326     462    621    743
                                        ------------------------------------
         Net charge-offs:                    33   (147)    636    850  1,512
    Provision for possible loan losses
     charged to operations*                  --     --      --    225  1,327
                                        ------------------------------------
    Ending balance                       $4,087 $4,120  $3,973 $4,609 $5,234
                                        ------------------------------------
                                        ------------------------------------

   * 1994 balances, charge-offs and provisions adjusted for restatement of insubstance foreclosure reserves to the allowance for possible loan losses per the requirements of SFAS No 114.

   As of 12/31/98, the "calculated reserve" provided 4.23 times coverage of the 5 year average commercial loan charge-offs, which represents the highest risk component in the portfolio. The actual recorded reserve exceeds the "calculated reserve" and therefore a provision to the loan loss account was not made.

   Allocation of the allowance for possible loan losses. The following table shows how the allowance for possible loan losses is allocated among the various types of loans that NBSC has outstanding. This allocation is based upon management's specific review of the credit risk of the outstanding loans in each category, as well as historical trends.

   As the consumer component of the portfolio increases due to an increase in residential mortgages it is anticipated that an increased portion of the reserve will be allocated to Real Estate-Mortgage. This allocation will be based on growth trends, risk profiles and historical loss experience.

                                           December 31,
                                ----------------------------------
   (in thousands)                 1998   1997   1996   1995   1994
                                ----------------------------------
   Commercial                   $3,886 $3,861 $3,714 $4,318 $4,947
   Real estate -- construction      17     17     17      4     81
   Real estate -- mortgage          50     92    103    192    129
   Installment                     134    150    139     95     77
                                ----------------------------------
    Total                       $4,087 $4,120 $3,973 $4,609 $5,234
                                ----------------------------------

   Use of estimates. Some items in the Company's financial statements are based on informed estimates. The most significant of these estimates is the allowance for possible loan losses. Although management uses the information available when it evaluates whether borrowers will be able to repay their loans, dramatic changes in the economy, and the related changes in things like market values and borrowers' financial prospects, can, in hindsight, make management's assumptions unreliable. If the real estate market deteriorates, the allowance for possible loan losses may not be sufficient to absorb the losses that NBSC may suffer. Conversely, if the economy booms and NBSC's borrowers are successful, the allowance for possible loan losses may be unnecessarily high.

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

                                                           December 31,
                                                        ---------------------
   (in thousands)                                        1998    1997    1996
   --------------
                                                        ---------------------
   U.S. treasury securities and obligations of
    U.S. government corporations and agencies:
    Held to Maturity                                  $ 2,497 $ 3,492 $ 3,004
    Available for sale                                 27,252  26,475  31,011
   Obligations of states and political subdivisions:
    Held to Maturity                                       --      --      --
    Available for sale                                  5,803      --      --
   Mortgage-backed securities, agency issued:
    Held to Maturity                                   20,858  21,274  19,663
    Available for sale                                 14,817  21,124  15,367
   Vanguard money market fund:
    Held to Maturity                                       --      --      --
    Available for sale                                  4,440   3,790   5,855
   Other investments:
    Held to Maturity                                       --      --      --
    Available for sale                                  1,716   1,465   1,342
                                                      -----------------------
   Total securities                                   $77,383 $77,620 $76,242
                                                      -----------------------

   There is little credit risk in the Company's securities portfolio because over 90% of the securities are issued by the U.S. Treasury or by a U.S. government agency. The Company also owns a portfolio of tax exempt securities issued by state and local governments. These also have limited credit risk because most of the securities are either insured or carry the highest credit rating given by independent credit agencies. However, several types of risk that are triggered by changes in market interest rates may impact the Company's portfolio.

   First, the Company owns U.S. Treasury Notes and debentures issued by various government agencies. These instruments bear a fixed rate of interest, which causes "interest rate risk." If the Company holds fixed rate debt while interest rates are rising, the Company will be earning less than a market rate on its investment. To mitigate this risk, the Company has a policy of not acquiring fixed rate instruments with a maturity of more than five years except for tax-exempt securities.

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

   Third, the Company owns a $35.6 million portfolio of mortgage-backed securities issued by government agencies. This portfolio consists of $3.8 million in collateralized mortgage obligations and $31.8 million in mortgage-backed pass-through securities. These securities are also impacted by risk when interest rates rise or fall. When interest rates are fairly constant, borrowers prepay mortgages, and issuers of mortgage-backed securities prepay their holders, at a predictable rate. Dramatic changes in interest rates will alter the projected pace of mortgage prepayments and the related payments to the holders of mortgage-backed securities. When interest rates decline, borrowers may choose to prepay their mortgages at a faster pace so that they can refinance. These prepayments reduce the yield on the related securities. Conversely, when interest rates increase, borrowers may refrain from prepaying at the expected rate, which slows the flow of cash to holders of the related securities. The Company manages "prepayment risk" by buying mortgage-backed securities with a variety of coupon rates, and minimizes its "extension risk" by purchasing the majority of its mortgage-backed securities with balloon payments and original maturities no greater than seven years.

   The following table shows the maturity and the weighted average yields for the Company's securities portfolio at December 31, 1998. Securities appear in their respective maturity categories based on contractual maturities. The Company has not attempted to anticipate prepayments, "calls," or refinancings, which would reduce or extend scheduled maturities. All securities are shown at their amortized cost.

                                       After one  After five
                              Within   but within but within After ten
   (dollars in thousands)    one year  five years ten years    years    Total
  -----------------------------------------------------------------------------
   U.S. treasury securities
    and obligations of
    U.S. government
    corporations and
    agencies,
    available for sale
    Amount                   $ 7,022    $19,795         --         --  $26,817
    Yield                       6.27%      5.99%        --         --     6.06%
   U.S. treasury securities
    and obligations of
    U.S. government
    corporations and
    agencies,
    held to maturity
    Amount                        --      1,496      1,001         --    2,497
    Yield                         --       6.26%      6.76%        --     6.46%
   Obligations of states
    and political
    subdivisions,
    available for sale
    Amount                       425        374      4,345        621    5,765
    Yield                       3.60%      3.42%      4.17%      4.34%    4.10%
   Mortgage-backed
    securities, available
    for sale
    Amount                       784      2,173      2,456      9,330   14,743
    Yield                       6.72%      6.01%      5.99%      6.82%    6.56%
   Mortgage-backed
    securities, held to
    maturity
    Amount                       973      9,252     10,324        309   20,858
    Yield                       6.40%      6.53%      6.26%      7.59%    6.41%
   Vanguard money market
    fund, available for
    sale
    Amount                     4,440         --         --         --    4,440
    Yield                       4.50%        --         --         --     4.50%
   Other investments,
    available for sale
    Amount                     1,704         --         --         --    1,704
    Yield                       6.00%        --         --         --     6.00%
                          -----------------------------------------------------
   Total securities
    Amount                   $15,348    $33,090    $18,126    $10,260  $76,824
    Yield                       5.69%      6.13%      5.75%      6.69%    6.02%
                         ======================================================

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

   Liquidity at NBSC. NBSC funds loan demand and operational expenses from five sources:

  . Net income.

  . Deposits.

  . Sales of loans, securities, and overnight funds. At year-end 1998, NBSC had $54.0 million of securities designated "available for sale," $648,000 in loans designated "held for sale," and $17.8 million in overnight funds.

  . Overnight pledges. NBSC has an arrangement with a brokerage firm that enables NBSC to pledge securities in exchange for an overnight loan equal to 97% of the value of securities pledged.

  . Borrowing overnight funds. NBSC is a member of the Federal Home Loan Bank of New York. One membership benefit is that NBSC can borrow overnight funds -- up to $12.5 million as of December 31, 1998.

Management believes that NBSC's current level of liquidity is sufficient to meet its current and anticipated operational needs.

   Liquidity at High Point. At December 31, 1998, High Point had $11,000 in cash and $142,000 in overnight funds available to meet its general liquidity needs. High Point needs cash to pay printing expenses and fees for legal, auditing and other services. In third and fourth quarters of 1998, High Point paid dividends of $0.02 per share for a total dividend amount of $77,000 each quarter.

   In 1997, High Point's major cash flow requirements were to meet the monthly principal and interest payments on its outstanding note payable, which was scheduled to mature on January 2, 1998, and to satisfy its outstanding 8.5% Redeemable Subordinated Debentures, which were scheduled to mature on March 1, 1997. High Point satisfied its obligations under the debentures when they matured, and paid off the note payable during the second quarter of 1997, which effectively eliminated all of High Point's long-term debt. For more information, see Note 15 on page 55 regarding the debentures, and Note 14 on page 54 regarding the note payable.

   High Point's cash flow comes from three sources. First, High Point receives dividends from its subsidiary, NBSC. For example, in 1998, NBSC paid dividends of $680,000 to High Point to enable High Point to pay dividends and to satisfy legal, audit, and miscellaneous fees and printing expenses. Second, High Point can generate cash by selling securities. As of December 31, 1998, High Point had equity securities with a market value of $18,000 designated "available for sale." Third, High Point owns land that is available for sale. For more information on this land, see Note 6 on page 47. Management believes that High Point's current level of liquidity is sufficient to meet its current and anticipated operational needs.

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

   NBSC monitors and controls interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as "gap analysis") and an interest rate risk management model. With the interest rate risk management model, NBSC projects future net interest income, and then estimates the effect of various changes in interest rates and balance sheet growth rates on that projected net interest income. NBSC also uses the interest rate risk management model to calculate the change in net portfolio value over a range of interest rate change scenarios. Traditional gap analysis involves arranging NBSC's interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or "interest rate sensitivity gap") between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

   Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of:

  . how much and when yields and costs on individual categories of interest-earning assets and interest-bearing liabilities will respond to general changes in market rates;

  . future cash flows; and

  . discount rates.

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

   Changes in the estimates and assumptions made for interest rate sensitivity modeling and gap analysis could have a significant impact on projected results and conclusions. Therefore these techniques may not accurately reflect the impact of general interest rate movements on NBSC's net interest income or net portfolio value.

   The starting point (or "base case") for the following table is an estimate of NBSC's net portfolio value at December 31, 1998 using current discount rates, and an estimate of net interest income for 1999 assuming that both interest rates and NBSC's interest-sensitive assets and liabilities remain at December 31, 1998 levels. The "rate shock" information in the table shows estimates of net portfolio value at December 31, 1998 and net interest income for 1999 assuming fluctuations or "rate shocks" of plus 100 and 200 basis points and minus 100 and 200 basis points. Rate shocks assume that current interest rates change immediately, and that a particular change in interest rates has a uniform impact on all interest-sensitive assets and liabilities, without regard to when particular assets and liabilities will mature or reprice. The information set forth in the following table is based on significant estimates and assumptions, and constitutes a forward looking statement within the meaning of that term as set forth in Rule 173 of the Securities Act of 1933 and Rule 3-6 of the Securities Exchange Act of 1934.

                                                              Net
                                  Net Portfolio             Interest
                                    Value at                 Income
                                December 31, 1998           for 1999
                                ------------------        -----------
                                          Percent             Percent
                                           Change              Change
                                             From                From
   Rate Scenario                 Amount Base Case   Amount  Base Case
  -------------------------------------------------------------------
                                       (dollars in thousands)
   +200 basis point rate shock  $22,811    -2.88% $ 10,009      1.41%
   +100 basis point rate shock   23,711     0.95%    9,976      1.08%
    Base case                    23,487     0.00%    9,869      0.00%
   -100 basis point rate shock   22,629    -3.66%    9,548     -3.25%
   -200 basis point rate shock   21,447    -8.69%    9,075     -8.04%

   The following table sets forth, as of December 31, 1998, certain information regarding the Company's interest-earning assets and interest-bearing liabilities, interest rate sensitivity gap, and interest rate sensitivity gap ratio. An asset or liability is shown as "rate-sensitive" during a particular period if it will mature or if it could be repriced during that period. Investment securities and securities available for sale including mortgage backed securities and callable securities are shown by maturity date. The majority of interest-bearing demand deposits and savings deposits are assumed to be "core" deposits, or deposits that will remain at NBSC regardless of market interest rates. Therefore 80% of the interest-bearing demand deposits and 75% of the savings deposits are shown as maturing or repricing in the "after 1 but within 5 years" column.

(in thousands)                                        Maturing or Repricing
-------------
                             ---------------------------------------------------------------------------
                                          After 3
                          Within three  months but       Total      After 1 but
December 31, 1998            months    within 1 year Within 1 Year within 5 years After 5 Years  Total
--------------------------------------------------------------------------------------------------------
Interest earning assets:
 Loans                       30,990         8,469      $ 39,459       $ 29,844       $66,583    $135,886
 Loans held for sale            648            --           648             --            --         648
 Investment securities           --           973           973         10,747        11,635      23,355
 Federal funds sold          17,825            --        17,825             --            --      17,825
 Interest bearing
  deposits                       --            --            --             --            --          --
 Securities available
  for sale                    6,916         7,745        14,661         22,731        16,636      54,028
                             ---------------------------------------------------------------------------
Total earning assets         56,379        17,187        73,566         63,322        94,854     231,742
Non-earning assets               --            --            --             --        27,259      27,259
                             ---------------------------------------------------------------------------
Total Assets                 56,379        17,187        73,566         63,322       122,113     259,001
                             ---------------------------------------------------------------------------
Interest bearing
 liabilities:
Deposits:
 Interest bearing demand      1,915         5,747         7,662         30,646            --      38,308
 Savings accounts             3,957        11,873        15,830         47,490            --      63,320
 Jumbo certificates           5,175         3,959         9,134            782           370      10,286
 Other time deposits         19,667        31,545        51,212         12,500         1,290      65,002
                             ---------------------------------------------------------------------------
   Total interest bearing
   deposits                  30,714        53,124        83,838         91,418         1,660     176,916
                             ---------------------------------------------------------------------------
   Borrowings:
   Repurchase agreements      4,315            --         4,315             --            --       4,315
   Long-term debt                --            --            --          5,000            --       5,000
                             ---------------------------------------------------------------------------
   Total borrowings           4,315            --         4,315          5,000            --       9,315
                             ---------------------------------------------------------------------------
Non-interest bearing
 demand deposits                 --            --            --             --        46,014      46,014
Other liabilities                --            --            --             --         2,476       2,476
Stockholders' equity             --            --            --             --        24,280      24,280
                             ---------------------------------------------------------------------------
Total liabilities and
 equity                      35,029        53,124        88,153         96,418        74,430     259,001
                             ---------------------------------------------------------------------------
Interest rate
 sensitivity gap            $21,350      ($35,937)     ($14,587)      ($33,096)      $47,683    $      0
                             ---------------------------------------------------------------------------
                             ---------------------------------------------------------------------------
Cumulative rate
 sensitivity gap            $21,350      ($14,587)     ($14,587)      ($47,683)      $     0    $      0
                             ---------------------------------------------------------------------------
                             ---------------------------------------------------------------------------
Interest rate
 sensitivity gap ratio      160.95%        32.35%        83.45%         65.67%       164.06%         --%
Cumulative interest rate
 sensitivity gap ratio      160.95%        83.45%        83.45%         74.17%       100.00%         --%

Capital Resources.

   Stockholders' equity. Stockholders' equity increased by $2.0 million during 1998, changing from $22.3 million at December 31, 1997 to $24.3 million at December 31, 1998. In comparison, stockholders' equity increased by $2.3 million in 1997, and by $5.4 million in 1996.

   The Company's stockholders' equity is a mix of several components: net income or net loss, issuance of new common stock, exercise of stock options, net unrealized gains or losses in securities available for sale, and the acquisition or sale of treasury stock. In prior years, conversion by holders of the Company's Cancelable Mandatory Stock Purchase Contracts (known as "Equity Contracts") and payments by the Company's

Employee Stock Ownership Plan (the "ESOP") on its debt also affected stockholders' equity. However, the Equity Contracts all matured and the holders satisfied their obligations during 1997, and the ESOP satisfied its debt in 1996. See Note 15 on page 55 regarding the Equity Contracts.

   Unrealized gains on securities available for sale net of related taxes totaled $369,000 on December 31, 1998, compared to $161,000 of unrealized gains on December 31, 1997. For more information, see Note 2 on page 43.

   High Point began paying dividends in third quarter 1998 and paid approximately $154,000 in dividends on its common stock in 1998. Prior to 1998, High Point had not paid dividends since 1990.

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

   Risk-based capital guidelines require banks and bank holding companies to maintain certain minimum capital as a percent of "risk-adjusted assets," which is total assets plus certain off-balance sheet items that are adjusted for predefined credit risk factors. Specifically, banks and bank holding companies must maintain, at a minimum, Tier I capital as a percent of risk-adjusted assets of 4.0%, and combined Tier I and Tier II capital as a percent of risk-adjusted assets of 8.0%. As of December 31, 1998, the Company's Tier I capital ratio was 17.48%, and its combined Tier I and Tier II capital ratio was 18.75%. As of December 31, 1998, NBSC's Tier I capital ratio was 16.19%, and its combined Tier I and Tier II capital ratio was 17.46%.

   Leverage ratio is Tier I capital as a percent of tangible assets. Leverage ratio requirements vary with the condition of the financial institution. Regulators for the Company and NBSC require banks and bank holding companies that meet the regulators' highest performance and operational standards to maintain a minimum leverage ratio of 3.0%. Banks and bank holding companies with higher levels of risk, and those that are experiencing or anticipating significant growth, must maintain higher minimum leverage ratios that regulators prescribe and adjust during the ongoing regulatory examination process. The Federal Reserve Board, which is the High Point's regulator, and the OCC, which is NBSC's regulator, have not prescribed specific minimum ratio requirements for the Company or NBSC. As of December 31, 1998, the Company has a leverage ratio of 9.27%, and NBSC has a leverage ratio of 8.53%.

   For more information on capital adequacy guidelines and the Company's compliance with those guidelines, see Note 16 on page 55.

Effects of Inflation.

   Inflation affects banks and bank holding companies differently than it affects non-financial institutions. As financial intermediaries, banks have assets which are primarily monetary in nature and which tend to fluctuate as inflation fluctuates. This is especially true for a bank with a high percentage of rate-sensitive interest-earning assets and interest-bearing liabilities. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. Rate sensitivity is explained under the heading "-- Market Risk." Management of the Company attempts to minimize the effects of inflation by matching the maturities of interest-earning assets and interest-bearing liabilities, which reduces the Company's interest rate sensitivity.

Effect of Recent Accounting Pronouncements.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires companies to report financial and descriptive information about "reportable operating segments" in fiscal years beginning after December 15, 1997. Management has determined that the Company and NBSC do not have any reportable segments, so SFAS No. 131 has not had any effect on the Company's financial statements.

   In April 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures About Pensions and Other Post Retirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefit plans and requires additional information about changes in the benefit obligations and the fair value of plan assets. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of information for prior periods presented. SFAS No. 132 does not change measurement or recognition standards for these plans and is only disclosure related; therefore, SFAS No. 132 does not have any impact on the Company's financial statements. The Company terminated its pension plan in 1996. The Company has only one type of benefit to which SFAS No. 132 applies -- its post retirement health care benefits. See Note 8 on page 49 for further details.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is effective for fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a reporting company to record every covered derivative instrument on the Company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   The Company does not currently have any derivative instruments. Management has not quantified the effect that SFAS No. 133 will have on the Company's financial statements, but does not expect implementation of SFAS No. 133 to have a material impact on earnings or other comprehensive income.

Year 2000 Issues

   Management has evaluated its information technology infrastructure to determine whether it will have a problem servicing its customers in the year 2000. The Year 2000 ("Y2K") Steering Committee at NBSC has reviewed all of the Company's computer programs and equipment, its venders, and facility related issues. That review enabled management to develop a Y2K strategic plan and testing strategy. The committee is now working on business resumption contingency planning which should be complete by June 30, 1999. Business resumption contingency planning allows management to plan for worst case scenarios in order to prevent any lapse in service when the year 2000 arrives.

   The Company believes the most likely Y2K risk will be in areas external to the organization. Management does not anticipate any prolonged business interruption as a result of Y2K. Management anticipates that there could be short-term power interruptions. Management is also anticipating increasing its liquidity to match any unusual cash demands at this time.

   At this time, management estimates that Y2K costs will be $366,000. That amount includes approximately $158,000 in human resources costs (half in 1998 and half in 1999) to reallocate the time of current personnel to the Y2K project. Also included in management's estimation of Y2K costs are $165,000 in 1999 for replacements of hardware and software that will be capitalized because of additional enhancements in the product that will benefit the bank in years subsequent to the year 2000. The remainder of the cost is to replace systems, primarily communications related, that are not Y2K compliant and to pay potential consulting fees.

   The software vendor that produces NBSC's core deposit, loan, and financial information systems has informed NBSC that it is Y2K compliant because the software is designed to process transactions into the next century and beyond. The Company began testing its mission critical systems in third quarter 1998 and will continue testing through first quarter 1999. Management has not uncovered any problems in its year 2000 testing at this time.

   Management has evaluated the Y2K risk in its commercial borrowers with balances over $100,000. This evaluation included the borrowers' Y2K risk related to their computer systems as well as risk related to embedded computer chips and risk related to the borrowers' suppliers. Those customers who were judged to have a high amount of Y2K risk will be contacted periodically. Based on management's evaluation, the majority of NBSC's borrowers do not have a high degree of Y2K risk. Management believes its allowance for possible loan losses to be adequate both for Y2K related risk and non-Y2K related risk in the loan portfolio.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   For information about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of High Point Financial Corp.:

   We have audited the accompanying consolidated balance sheets of High Point Financial Corp. (a New Jersey corporation) and its subsidiary, The National Bank of Sussex County (collectively, the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Roseland, New Jersey
January 19, 1999

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

                                                               December 31,
ASSETS                                                         1998      1997
--------------------------------------------------------------------------------
Cash and due from banks (Notes 1 and 10)                     $ 10,911  $  9,789
Federal funds sold (Note 1)                                    17,825    11,200
--------------------------------------------------------------------------------
   Total cash and cash equivalents                             28,736    20,989
Securities (Notes 1 and 2):
 Available for sale, at fair value                             54,028    52,854
 Held to maturity, at cost (market value of $23,575 in 1998
  and $24,923 in 1997)                                         23,355    24,766
--------------------------------------------------------------------------------
   Total securities                                            77,383    77,620
Loans held for sale                                               648        88
Loans (Notes 1, 3 and 5)                                      137,737   126,687
 Less: Deferred expense, net                                     (173)      (35)
   Allowance for possible loan losses (Notes 1 and 5)           4,087     4,120
--------------------------------------------------------------------------------
     Net loans                                                133,823   122,602
Land held for sale (Notes 1, 6 and 14)                          1,865     1,865
Premises and equipment--net (Notes 1 and 6)                     6,495     3,135
Accrued interest receivable                                     1,289     1,315
Other real estate, net (Notes 1 and 4)                            929       989
Cash surrender value of life insurance policies (Note 1)        5,412     5,147
Other assets (Note 7)                                           2,421     2,578
--------------------------------------------------------------------------------
   TOTAL ASSETS                                              $259,001  $236,328
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Deposits (Note 12):
 Transaction accounts:
   Interest bearing                                          $ 38,308  $ 31,447
   Non-interest bearing                                        46,014    40,366
 Savings accounts                                              63,320    61,498
 Time accounts (includes CDs $100 or over of $10,286 and
  $7,623 in 1998 and 1997, respectively)                       75,288    65,119
--------------------------------------------------------------------------------
   Total deposits                                             222,930   198,430
Securities sold under agreements to repurchase (Note 13)        4,315     8,201
Long-term debt (Note 14)                                        5,000     5,000
Accrued expenses and other liabilities                          2,476     2,354
--------------------------------------------------------------------------------
   Total liabilities                                          234,721   213,985
--------------------------------------------------------------------------------
Commitments and contingencies (Notes 8, 10 and 16)
Stockholders' equity (Notes 9, 11 and 16):
 Preferred stock, authorized 1,000,000 shares, no shares
  issued                                                           --        --
 Common stock, no par value; stated value $5 per share;
  authorized 10,000,000, issued 3,811,480 shares in 1998
  and 3,786,480 shares in 1997                                 19,057    18,932
 Additional Paid-in-Capital                                     5,448     5,767
 Accumulated Deficit                                             (425)   (2,517)
 Loan for options exercised (Note 3)                             (169)       --
 Accumulated other comprehensive income (Note 22)                 369       161
--------------------------------------------------------------------------------
   Total stockholders' equity                                  24,280    22,343
--------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $259,001  $236,328
--------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

                                                      Year Ended December
                                                              31,
                                                        1998     1997    1996
------------------------------------------------------------------------------
INTEREST INCOME
Interest income and fees on loans (Note 1 and 3)     $11,899  $11,031  $9,349
Interest on securities--taxable                        4,487    5,046   4,466
Interest on securities--non-taxable                       96       --      --
Interest on federal funds sold and deposits with
 banks                                                   812      442     614
------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                              17,294   16,519  14,429
------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on deposits                                   6,230    5,805   5,460
Interest on other borrowed money                         335      377     166
Interest on note payable and other long-term debt
 (Notes 14 and 15)                                       302      143     132
------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                              6,867    6,325   5,758
------------------------------------------------------------------------------
NET INTEREST INCOME                                   10,427   10,194   8,671
Less: Provision for possible loan losses (Notes 1
 and 5)                                                   --       --      --
------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE
 LOAN LOSSES                                          10,427   10,194   8,671
NON-INTEREST INCOME
Service charges on deposit accounts                    1,310    1,420   1,395
Commissions and fees                                     839      954     853
Loss on the sales of securities available for sale
 (Note 2)                                                (24)      (9)    (28)
Gain on the sales of loans                                94       --       9
Gain on sale of bank premises (Note 6)                    63      139     141
Other income                                             326      434     182
------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                           2,608    2,938   2,552
------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and employee benefits (Note 8)                5,018    4,945   4,575
Net occupancy expense (Notes 6 and 10)                   758      915     952
Equipment expense (Note 6)                               806      886     552
Net cost of operation of other real estate (Notes 1
 and 4)                                                   37      141     305
Other expenses (Notes 6 and 18)                        2,662    2,354   2,713
------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                          9,281    9,241   9,097
------------------------------------------------------------------------------
Income before provision (benefit) for income taxes     3,754    3,891   2,126
Provision (benefit) for income taxes
(Notes 1 and 7)                                        1,508    1,586  (2,681)
------------------------------------------------------------------------------
NET INCOME                                           $ 2,246  $ 2,305  $4,807
------------------------------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE (NOTES 1 AND 21)     $  0.59  $  0.61  $ 1.27
------------------------------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE (NOTES 1 AND 21)   $  0.58  $  0.60  $ 1.27
------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES(NOTES 1 AND 21)
 Basic                                                 3,798    3,786   3,779
 Diluted                                               3,848    3,852   3,787
------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

                                                              Accumulated
                                                                 Other             Additional          Loan for
                                   Comprehensive Accumulated Comprehensive Common   Paid-in   Treasury  Options
                           Total      Income       Deficit      Income      Stock   Capital    Stock   Exercised
----------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1995                     $14,558                  ($9,629)      $244      $18,729   $5,214    $  --     $  --
Net Income 1996             4,807      4,807         4,807         --           --       --       --        --
 Other comprehensive
  income, net of $37 in
  tax                        (168)      (168)           --       (168)          --       --       --        --
                                       -----
Comprehensive Income                   4,639            --         --           --       --       --        --
                                       -----
Conversion of Equity
 Contracts                    780                       --         --          203      577       --        --
----------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1996                      19,977                   (4,822)        76       18,932    5,791       --        --
Net Income 1997             2,305      2,305         2,305         --           --       --       --        --
 Other comprehensive
  income, net of $49 in
  tax                          85         85            --         85           --       --       --        --
                                       -----
Comprehensive Income                   2,390            --         --           --       --       --        --
                                       -----
Purchase of treasury
 stock                        (64)                      --         --           --       --      (64)       --
Exercise of stock
 options                       40                       --         --           --      (24)      64        --
----------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1997                      22,343                   (2,517)       161       18,932    5,767       --        --
Net Income 1998             2,246      2,246         2,246         --           --       --       --        --
 Other comprehensive
  income, net of $104 in
  tax                         208        208            --        208           --       --       --        --
                                       -----
Comprehensive Income                   2,454            --         --           --       --       --        --
                                       -----
Cash dividends               (154)                    (154)        --           --       --       --        --
Purchase of treasury
 stock                       (653)                      --         --           --       --     (653)       --
Exercise of stock
 options                      459                       --         --          125     (319)     653        --
Loan issued for options
 exercised                   (169)                      --         --           --       --       --      (169)
----------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31,
 1998                     $24,280                    ($425)      $369      $19,057   $5,448    $  --     ($169)
----------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

                                                      Year Ended December 31,
--------------------------------------------------------------------------------
                                                         1998     1997     1996
OPERATING ACTIVITIES
Net income                                            $ 2,246  $ 2,305  $ 4,807
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                            651      588      419
 Amortization of securities premium, net                  346       57      129
 Net cash paid related to discount (premium) on
  matured securities                                      202       71     (107)
 Loan fees amortized, net                                (138)     (25)     (39)
 Provision for allowance for other real estate             --      121       50
 Deferred tax provision (benefit)                        (147)     871   (2,782)
 Loss on sale of securities                                24        9       28
 Unrealized loss on land held for sale                     --       --      250
 Gain on sale of premises and equipment                   (63)    (139)    (141)
 (Increase) decrease in accrued interest receivable
  and other assets                                         20     (420)    (899)
 Increase in accrued expenses and other liabilities       189      176       98
--------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,330    3,614    1,813
--------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Proceeds from sale of available for sale securities    3,709    1,991    4,259
 Proceeds from maturity of securities:
   Available for sale                                  12,429   15,885   10,334
   Held for maturity                                   11,987    5,146    4,480
 Purchase of securities:
   Available for sale                                 (17,447) (17,101) (19,015)
   Held for maturity                                  (10,701)  (7,303) (11,785)
 Net decrease of interest bearing deposits with
  banks                                                    --      123        2
 Net increase in loans                                (11,643) (11,819)  (9,953)
 Cash received on option on land held for sale             --       20       --
 Capital expenditures                                  (4,023)    (847)    (656)
 Proceeds from sale of premises and equipment               9       26       13
--------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                 (15,680) (13,879) (22,321)
--------------------------------------------------------------------------------
FINANCING ACTIVITIES
 Net increase in deposits                              24,500    9,576   10,529
 Increase (decrease) in securities sold under
  agreements to repurchase                             (3,886)   3,147    2,095
 Proceeds from long term repurchase agreements             --    5,000       --
 Purchase of treasury stock                              (653)     (64)      --
 Exercise of stock options                                290       40       --
 Repayments of long-term debt principal                    --     (973)    (424)
 Dividends paid                                          (154)      --       --
 Proceeds from conversion of equity contracts              --       --      396
--------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              20,097   16,726   12,596
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    7,747    6,461   (7,912)
Cash and cash equivalents, beginning of year           20,989   14,528   22,440
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                $28,736  $20,989  $14,528
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 INTEREST PAID                                        $ 6,844  $ 6,198  $ 5,791
 INCOME TAXES PAID                                    $ 1,255  $   889  $     3
--------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           HIGH POINT FINANCIAL CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

   The following are the significant accounting policies of High Point Financial Corp. and its subsidiary, The National Bank of Sussex County. High Point and NBSC together are called "the Company" in these Notes.

   Nature of operations. NBSC is a federally chartered national banking association and a member of the Federal Reserve System, and its deposits are insured by the Federal Deposit Insurance Corporation. NBSC is a full service commercial bank with nine branches, an operations center, and an administration center -- all within Sussex County, New Jersey. NBSC accepts deposits, makes loans, and offers annuities and life insurance. NBSC also provides full securities brokerage services, including mutual funds and variable annuities, in cooperation with Linsco/Private Ledger and provides insurance services through a joint venture with van den Heuvel and Fountain, Inc.

   Use of estimates. The accompanying consolidated financial statements, which management prepares in accordance with generally accepted accounting principles, incorporate estimates out of necessity. In particular, management relies on estimates to derive the allowance for possible loan losses (as discussed in Note 1 on page 40 and Note 5 on page 47), the deferred tax valuation allowance (as discussed in Note 7 on page 48), and the fair value of financial instruments (as discussed in Note 1 on page 41 and Note 17 on page
57). Actual results may differ from management's estimates.

   Principles of consolidation. The Company's consolidated financial statements include all of the accounts of High Point and NBSC. All intercompany transactions and balances have been eliminated.

   Securities. The Company classifies its investment securities into three categories:

  . Held for investment purposes, or held to maturity. These are securities that the Company will not need to sell for liquidity purposes and intends to hold until maturity. These securities are carried at cost, adjusted for amortization of premium and accretion of discounts on a straight-line basis, which is not materially different from the interest method.

  . Available for sale. These securities are held for an indefinite period of time so that management can sell them in response to changes in interest rates, prepayment risk, or liquidity requirements. Securities designated "available for sale" are carried at fair value. Any difference between the amortized cost and the fair value of an investment is charged or credited directly to stockholders' equity, net of calculated tax effects. Actual gain or loss on the sale of each security is recognized in the income statement for the period in which the sale occurs.

  . Held for trading purposes. The Company did not hold any securities for trading purposes at December 31, 1998 or 1997.

   For information regarding the Company's investment securities, see Note 2 on page 43.

   Loans. Loans are stated at the principal amount outstanding. Interest income on loans is credited to income as earned. The Company stops accruing interest on a loan (i.e., designates the loan "non-accrual") if the loan is past due 90 days or more as to interest or principal unless management believes that all principal and interest are collectible. The net amounts of all loan origination fees, direct loan origination costs, and loan commitment fees are deferred and recognized over the estimated life of the related loans as an adjustment of yield. Loans held for sale are carried at the lower of aggregate cost or fair market value. See Note 3 on page 44.

   Allowance for possible loan losses. The allowance for possible loan losses represents management's estimate of the amount needed to offset potential losses from outstanding loans. The size of the allowance increases when management makes a provision for possible loan losses or when NBSC collects a loan that had

                        HIGH POINT FINANCIAL CORPORATION
previously been charged off. The size of the allowance is reduced when a loan is charged off. Any provision for possible loan losses is charged to operations. Management determines the adequacy of the allowance periodically based upon appraised collateral values, financial condition of borrowers, industry experience, current and anticipated economic conditions, changes in the composition of the loan portfolio, and other factors that may affect collectibility. See Note 5 on page 47.

   Premises and equipment. The Company's financial statements reflect four different types of property that together constitute "premises and equipment": land, furniture and equipment, buildings and leasehold improvements, and construction in process. Each class is treated differently. Land is carried at cost. Land held for sale is carried at the lower of its actual purchase price or net realizable value. Premises and furniture and equipment are stated at cost less accumulated depreciation based upon estimated useful life, calculated using the straight-line method. The company depreciates building and building improvements over periods ranging from 10 to 40 years. The company depreciates furniture and equipment over periods ranging from three to 30 years. A leasehold improvement is amortized over the term of the related lease. Construction in process is transferred to "premises" when construction is complete. See Note 6 on page 47.

   Other real estate. "Other real estate" is property that the Company acquires when it forecloses on the collateral for a defaulted loan. Other real estate is recorded at either carrying value, or fair market value less estimated costs to sell, whichever is less. When the Company acquires property through foreclosure, if the carrying value exceeds fair value and estimated selling costs, the excess is charged to the allowance for possible loan losses. Subsequently, adjustments to the allowance for other real estate owned are made through a direct charge to expenses to maintain these properties at the lower of cost or fair value less estimated costs to sell. When the costs that are estimated are actually incurred, a charge-off is made to the specific reserve.

   Income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities, using tax rates in effect for the year in which the differences are expected to reverse. See Note 7 on page 48.

   Retirement plan. The Company had a non-contributory retirement plan covering substantially all of its employees. That plan was amended at the end of 1993 so that employees could not accumulate any more benefits. In the third quarter of 1996, the Company terminated and liquidated the plan. See Note 8 on page 49, under the heading "-- Retirement Income Plan."

   Earnings per share. The Company adopted SFAS No. 128, "Earnings Per Share" effective December 31, 1997. All prior periods reported earnings per share have been restated to reflect SFAS No. 128. In accordance with this standard, basic earnings per share is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each year. Diluted earnings per share is calculated by dividing earnings available to common shareholders by the average number of common shares and common share equivalents outstanding during the year. Common share equivalents consist of options outstanding. For more information, see Note 21 on page 61.

   Statement of cash flows. For the purpose of reporting cash flows, "cash and cash equivalents" includes cash on hand, non-interest bearing amounts due from banks, and federal funds sold. Generally, federal funds sold have a one-day maturity.

   Fair value of financial instruments. The Company follows Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ( "SFAS No. 107"), which

                        HIGH POINT FINANCIAL CORPORATION
requires disclosure of estimated fair values of financial instruments. The amounts shown on the Company's balance sheet for "cash and due from banks," "federal funds sold and purchased," "interest bearing deposits with banks," and "securities sold under agreements to repurchase," all approximate fair value. The fair value and the method of estimating fair value of the Company's other financial instruments are discussed in the related Notes: Note 2 on page 43 discusses Securities, Note 3 on page 44 discusses Loans, Note 12 on page 54 discusses Deposits, Note 13 on page 54 discusses instruments bought and sold under agreements to repurchase, Note 14 on page 54 discusses long-term debt, and Note 15 on page 55 discusses High Point's Redeemable Subordinated Debentures. Note 17 on page 57 gives a summary of carrying values and fair values of financial instruments.

   A fair value estimate is made at a discrete point in time based on relevant market information and information about the particular financial instrument. Because there is no market for a significant portion of NBSC's financial instruments, management estimates fair value primarily by considering future expected loan loss, current economic conditions, interest rates, and the risk characteristics of each financial instrument. Management derives its estimates using assumptions that it considers reasonable at the time, but the estimates still are subjective involving uncertainties and matters of significant judgment, and by nature are imprecise.

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

   Effect of Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires companies to report financial and descriptive information about "reportable operating segments" in fiscal years beginning after December 15, 1997. Management has determined that the Company and NBSC do not have any reportable segments, so SFAS No. 131 has not had any effect on the Company's financial statements.

   In April 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures About Pensions and Other Post Retirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements for pensions and other post retirement benefit plans and requires additional information about changes in the benefit obligations and the fair value of plan assets. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and requires restatement of information for prior periods presented. SFAS No. 132 does not change measurement or recognition standards for these plans and is only disclosure related; therefore, SFAS No. 132 does not have any impact on the Company's financial statements. The Company terminated its pension plan in 1996. The Company has only one type of benefit to which SFAS No. 132 applies -- its post retirement health care benefits. See Note 8 on page 49 for further details.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is effective for fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, certain derivative instruments imbedded in other contracts, and hedging activities. In particular, SFAS No. 133 requires a reporting company to record every covered derivative instrument on the Company's balance sheet as either an asset or liability measured at fair value. In addition, SFAS No. 133 requires that changes in the fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are satisfied. Special accounting for qualifying hedges allows a derivative's

                        HIGH POINT FINANCIAL CORPORATION
gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   The Company does not currently have any derivative instruments. Management has not quantified the effect that SFAS No. 133 will have on the Company's financial statements, but does not expect implementation of SFAS No. 133 to have a material impact on earnings or other comprehensive income.

2 SECURITIES.

   The following tables give itemized information about the Company's securities portfolio as of December 31, 1998 and 1997:

AVAILABLE FOR SALE                    December 31, 1998                         December 31, 1997
-------------------------------------------------------------------------------------------------------------
                                         Gross      Gross Estimated                Gross      Gross Estimated
                          Amortized Unrealized Unrealized    Market Amortized Unrealized Unrealized    Market
(in thousands)                 Cost      Gains     Losses     Value      Cost      Gains     Losses     Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies:             $26,817     $443       $ (8)    $27,252   $26,208     $278      $ (11)    $26,475
Obligations of states
 and political
 subdivisions:               5,765       59        (21)      5,803        --       --         --          --
Mortgage-backed
 securities:
 U.S. agency issued         14,743      108        (34)     14,817    21,155       63        (94)     21,124
Other investments:
 Federal Reserve Bank
  Stock                        516       --         --         516       516       --         --         516
 Vanguard money market
  fund                       4,440       --         --       4,440     3,790       --         --       3,790
 Federal Home Loan
  Bank stock                 1,128       --         --       1,128       878       --         --         878
 Marketable equity
  securities                    60       12         --          72        60       11         --          71
-------------------------------------------------------------------------------------------------------------
Securities available for
 sale                      $53,469     $622       $(63)    $54,028   $52,607     $352      $(105)    $52,854
-------------------------------------------------------------------------------------------------------------
HELD TO MATURITY                      December 31, 1998                         December 31, 1997
-------------------------------------------------------------------------------------------------------------
                                         Gross      Gross Estimated                Gross      Gross Estimated
                          Amortized Unrealized Unrealized    Market Amortized Unrealized Unrealized    Market
(in thousands)                 Cost      Gains     Losses     Value      Cost      Gains     Losses     Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
 and obligations of U.S.
 government corporations
 and agencies:             $ 2,497     $ 35       $ --     $ 2,532   $ 3,492     $ 30      $  (1)    $ 3,521
Mortgage-backed
 securities:
 U.S. agency issued         20,858      190         (5)     21,043    21,274      149        (21)     21,402
-------------------------------------------------------------------------------------------------------------
Securities held to
 maturity                  $23,355     $225       $ (5)    $23,575   $24,766     $179      $ (22)    $24,923
-------------------------------------------------------------------------------------------------------------

   The following tables show the amortized cost and estimated market value of the securities that the Company owns at December 31, 1998 broken down by contractual maturity. The Vanguard money market fund, which is backed by U.S. Treasury Notes, has a one-business day maturity, so its carrying value approximates market value. The expected maturities of the Company's mortgage-backed securities may differ from actual maturities because borrowers have the right to prepay obligations without penalties.


   AVAILABLE FOR SALE                       December 31, 1998
  ------------------------------------------------------------
                                                     Estimated
                                           Amortized  Market
   (in thousands)                            Cost      Value
  ------------------------------------------------------------
   Due in one year or less                  $ 7,821   $ 7,888
   Due after one year through five years     19,795    20,168
   Due after five years through ten years     4,345     4,383
   Due after ten years                          621       616
  ------------------------------------------------------------
                                             32,582    33,055
   Mortgage-backed securities                14,743    14,817
   Other investments                          6,144     6,156
  ------------------------------------------------------------
   Securities available for sale            $53,469   $54,028
  ------------------------------------------------------------
  ------------------------------------------------------------
   HELD TO MATURITY                         December 31, 1998
  ------------------------------------------------------------
                                                     Estimated
                                           Amortized  Market
   (in thousands)                            Cost      Value
  ------------------------------------------------------------
   Due after one year through five years    $ 1,496   $ 1,512
   Due after five years through ten years     1,001     1,020
  ------------------------------------------------------------
                                              2,497     2,532
   Mortgage-backed securities                20,858    21,043
  ------------------------------------------------------------
   Securities held to maturity              $23,355   $23,575
  ------------------------------------------------------------
  ------------------------------------------------------------

   Proceeds from sales of securities available for sale during 1998 were $3.7 million. That amount includes gross losses of $24,000 and no gross gains. In 1997, proceeds from sales of securities were $2.0 million. In 1997 the Company had gross losses of $9,000, and no gross gains, from sales of securities. In 1996, proceeds from sales of securities were $4.3 million. In 1996, the Company had gross losses of $20,000 and no gross gains from the sale of securities.

   The Company has pledged securities with a book value of $14.3 million at December 31, 1998 for purposes such as securing public funds on deposit at NBSC and securing repurchase agreements. At December 31, 1997, the book value of securities pledged for such purposes was $20.7 million.

3 LOANS.

   Loans by category. The following table itemizes the four different types of loans that NBSC offers and shows the loan amounts outstanding as of December 31, 1998 and 1997:

                                  December 31,
   (in thousands)                 1998     1997
  -----------------------------------------------
   Commercial                   $ 44,320 $ 46,102
   Real estate -- construction     7,275    7,016
   Real estate -- mortgage        58,046   44,973
   Installment                    28,096   28,596
  -----------------------------------------------
   Total loans                  $137,737 $126,687
  -----------------------------------------------
  -----------------------------------------------

                        HIGH POINT FINANCIAL CORPORATION

   The following table presents the percentage distribution of loans in particular categories:

                                                        December 31,
                                                        1998    1997
  --------------------------------------------------------------------
   Construction and land development loans               7.77%   6.50%
   Loans secured by 1-4 family residential properties   63.61%  58.85%
   Loans secured by nonfarm nonresidential properties   21.94%  27.17%
   Commercial and industrial loans                       3.94%   4.37%
   Loans to individuals for household, family and
    other personal expenditures                          2.54%   2.90%
   Other loans                                           0.20%   0.21%
  --------------------------------------------------------------------
   Total loan distribution                             100.00% 100.00%
  --------------------------------------------------------------------
  --------------------------------------------------------------------

   Loans to affiliates. NBSC extends credit in the ordinary course of business to certain directors and principal officers of the Company and their associates. At December 31, 1998, NBSC had outstanding an aggregate of $2.2 million in loans to those individuals and their associates. At December 31, 1997, credit to affiliates amounted to $1.5 million. During 1998, NBSC made $910,000 of new loans to affiliates, and $178,000 of outstanding loans to affiliates were repaid in the normal course of business. As of December 31, 1998, no loans to directors, principal officers, or their associates are renegotiated, past due, or on non-accrual status. In 1998, NBSC made a loan of $169,000 to a former officer of the Company in order for the officer to exercise his stock options. This loan is not included in the loans made to affiliates reported in this paragraph.

   Non-performing loans. The following table gives information about the components of non-performing loans as of December 31, 1998 and 1997:

   (in thousands)
   --------------                 December 31,
                                   1998   1997
  ---------------------------------------------
   Non-performing loans:
    Renegotiated loans            $  399 $  413
    Loans past due over 90 days       17      4
    Loans on non-accrual           2,024  2,843
  ---------------------------------------------
   TOTAL NON-PERFORMING LOANS     $2,440 $3,260
  ---------------------------------------------
  ---------------------------------------------

   If all of NBSC's non-performing loans had been current, the Company would have accrued interest income of $354,000 in 1998, $436,000 in 1997, and $577,000 in 1996. In contrast, the amount of interest income that the Company actually earned from non-performing loans was $479,000 in 1998, $568,000 in 1997, and $182,000 in 1996. At December 31, 1998, NBSC did not have any commitments to lend more money to customers with outstanding non-performing loans.

   Impaired loans. Accounting standards require that certain impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's original effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

   The following shows NBSC's recorded investment in impaired loans, and the related valuation allowance, at the end of 1998 and 1997, and the average recorded investment in impaired loans during each of those years:

   1998 .  Investment of $2.0 million at year end.
        .  Valuation allowance of $257,000 at year end.
        .  Average recorded investment of $2.9 million during 1998.

                        HIGH POINT FINANCIAL CORPORATION

      1997  .   Investment of $3.1 million at year end.
            .   Valuation allowance of $466,000 at year end.
            .   Average recorded investment of $3.7 million during 1997.

   Interest received on impaired loans is recorded as interest income unless collection of the remaining investment is doubtful, in which case payments received are recorded as reductions of principal. NBSC recognized interest income on impaired loans of $468,000 in 1998, $478,000 in 1997 and $97,000 in 1996. Impaired loans are on non-accrual and are classified as "impaired" because doubt exists regarding the borrowers' ability to pay both principal and interest as originally agreed. Interest payments are recorded on a cash basis because the impaired loans on NBSC's books are sufficiently collateralized to ultimately repay the outstanding principal balance should the property collateralizing the debt be taken in foreclosure proceedings.

   At December 31, 1998, NBSC had $399,000 of loans that resulted from troubled debt restructurings that occurred prior to January 1, 1995. NBSC continues to account for these loans in accordance with the requirements of Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings." If NBSC had recognized interest on these troubled loans at original contractual rates, rather than at renegotiated rates as required by SFAS No. 15, the effect on income for 1998 would not have been material.

   Fair Value. The fair value of NBSC's loan portfolio has been estimated primarily using a discounted cash flow approach. NBSC used a discount rate that was equivalent to a rate it would obtain on new loans, adjusted for prepayment and credit risk factors. When available, management uses market quotes obtained from an independent broker to determine fair value. As of December 31, 1998, the Company estimates the fair value of its loan portfolio to be approximately $141 million, compared to its gross recorded value of $137.7 million. As of December 31, 1997, the Company estimated the fair value of its loan portfolio to be approximately $127 million, compared to its gross recorded value of $126.7 million.

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

4 OTHER REAL ESTATE.

   "Other real estate" is property that the Company acquires when it forecloses on the collateral for a defaulted loan. The following table shows the changes in various components of other real estate from 1997 to 1998:

   (in thousands)                             1998    1997
  ----------------------------------------------------------
   Balance at beginning of year              $1,110  $1,136
   New foreclosed properties                     --      81
   Capital Improvements                          21      --
   Properties sold                              (60)   (107)
   Payments received on properties not sold      --      --
   Charge-offs against reserve                 (121)     --
   Direct writedowns on ORE properties          (21)     --
  ----------------------------------------------------------
   Balance at end of year                    $  929  $1,110
  ----------------------------------------------------------
  ----------------------------------------------------------

                        HIGH POINT FINANCIAL CORPORATION

   The following table summarizes the activity in the allowance for other real estate at December 31, 1998, 1997, and 1996:

                                  December 31,
   (in thousands)                 1998  1997  1996
  ------------------------------------------------
   Beginning balance, January 1  $ 121  $ 50  $--
   Provisions                       --   121   50
   Charge-offs                    (121)  (50)  --
  ------------------------------------------------
   Ending balance                $  --  $121  $50
  ------------------------------------------------
  ------------------------------------------------


   The following table summarizes the expenses in the net cost of operations of other real estate:

                                                          December 31,
   (in thousands)                                        1998   1997   1996
  --------------------------------------------------------------------------
   Provisions to the allowance/direct writedowns        $  21  $ 121  $ 310
   Rental income                                         (103)  (112)  (148)
   Operating expenses                                     125    180    221
   Net gains on sales of other real estate                 (6)   (48)   (78)
  --------------------------------------------------------------------------
    Total net cost of operations of other real estate   $  37  $ 141  $ 305
  --------------------------------------------------------------------------

5 ALLOWANCE FOR POSSIBLE LOAN LOSSES.

   The allowance for possible loan losses is based on estimates; ultimate losses may be different. Management reviews these estimates each quarter. As adjustments become necessary, they are reflected in operations in the current period.

   The following table summarizes the activity in the allowance for possible loan losses at December 31, 1998, 1997, and 1996:

   (in thousands)                     1998    1997     1996
  ----------------------------------------------------------
   Balance, January 1               $4,120  $3,973  $ 4,609
   Provision charged to operations      --      --       --
   Loans charged off                  (407)   (179)  (1,098)
   Recoveries of charged off loans     374     326      462
  ----------------------------------------------------------
   Balance, December 31             $4,087  $4,120  $ 3,973
  ----------------------------------------------------------

6 PREMISES AND EQUIPMENT AND LAND HELD FOR SALE.

   The following table summarizes the activity in the various components of premises and equipment:

                                                    December 31,
   (in thousands)                                   1998    1997
  ---------------------------------------------------------------
   Land                                            $ 1,021 $  360
   Buildings and leasehold improvements              5,399  2,443
   Furniture and equipment                           3,973  4,026
   Construction in process                              55      5
  ---------------------------------------------------------------
    Total Premises and equipment                    10,448  6,834
   Less accumulated depreciation and amortization    3,953  3,699
  ---------------------------------------------------------------
   Premises and equipment, net                     $ 6,495 $3,135
  ---------------------------------------------------------------

                        HIGH POINT FINANCIAL CORPORATION

   Depreciation and amortization expense for premises and equipment was $651,000 for 1998, $588,000 for 1997, and $419,000 for 1996.

   In 1988, NBSC sold certain banking and other premises to FMI, Inc. The banking premises were leased back to NBSC for periods ranging from 10 to 15 years. NBSC realized a gain on this transaction, which was deferred and was amortized into income over the applicable lease terms. As of December 31, 1997, the unamortized deferred gain was approximately $216,000. In July 1998, NBSC repurchased those branches and other premises sold to FMI, Inc. in 1988 at $3.2 million, the fair market value at the time of the transaction. The unamortized deferred gain of $150,000 was used to reduce the cost basis of the property. FMI, Inc. is a wholly-owned subsidiary of Franklin Mutual Insurance Co., which owns 6.6% of High Point's outstanding common stock. The president of FMI, Inc. is a member of High Point's Board of Directors.

   High Point owns 66 acres of undeveloped land in Frankford Township, New Jersey classified on the balance sheet as "land held for sale." High Point evaluates the carrying value of the property for impairment and takes into consideration events or changes in circumstances which may indicate that High Point may be unable to recover the carrying amount of this asset.

   In late 1995, High Point entered into a contract to sell 32 acres of the land held for sale for $2 million. When the sale contract was terminated in 1996, High Point recorded an impairment loss of $250,000 which is included in "other operating expenses."

   The Company entered into a new contract to sell most of the land held for sale in November 1997. The proposed purchaser has made all the scheduled option payments and is in the process of getting necessary approvals. There is no assurance that this contract for sale will close; if the sale is completed, it will not close in 1999. Management believes that the carrying value of the land held for sale is fully realizable.

7 INCOME TAXES.

   The current and deferred amounts of the provision (benefit) for income taxes are as follows:

                                                Year Ended December
                                                        31,
   (in thousands)                                1998    1997    1996
  --------------------------------------------------------------------
   Federal
    Current                                    $1,293  $  342 $    --
    Deferred                                     (147)    871  (2,782)
   State                                          362     373     101
  --------------------------------------------------------------------
   Total provision (benefit) for income taxes  $1,508  $1,586 $(2,681)
  --------------------------------------------------------------------

   Temporary differences and carryforwards at December 31, 1998 and 1997 are as follows:

                                              For the year ended December 31,
   (Dollars in thousands)                                1998             1997
  -----------------------------------------------------------------------------
   State operating loss carryforwards         $           308  $           736
   Allowance for possible loan losses                     555              551
   Valuation reserves for land held for sale
    and other real estate                                 793              745
   Loan and investment income recognition                 458              394
   Deferred compensation                                  362              262
   Other, net                                             255              275
                                              ---------------  ---------------
                                                        2,731            2,963
    Less valuation allowance                             (325)            (539)
                                              ---------------  ---------------
   Net deferred tax asset                     $         2,406  $         2,424
                                              ---------------  ---------------

                        HIGH POINT FINANCIAL CORPORATION

   During 1996, the Company recorded a net benefit of $2.68 million primarily representing net operating loss ("NOL") carryforwards through the reversal of a previously established deferred tax valuation allowance. The recognition of the deferred tax asset is based on the Company's evaluation of income earned in 1996, 1997 and 1998 and management's estimate of the Company's continued ability to remain profitable in future periods such that realization of its net operating loss carryforwards can be reasonably expected. This estimate will be impacted favorably or unfavorably by future results of operations. As of December 31, 1998 and 1997, the Company has recorded a valuation allowance of approximately $325,000 and $539,000, respectively, which represents an estimated reserve for state NOLs at High Point and certain of the subsidiaries of the Bank that may expire prior to the Company's ability to utilize those credits. The Company periodically evaluates the realizability of its deferred tax asset and will adjust the level of the valuation allowance when necessary.

   At December 31, 1998, the Company has net operating loss carryforwards for state tax purposes of approximately $5.1 million. These tax benefits expire in varying amounts through 2010.

   A reconciliation of the provision (benefit) for income taxes in 1998, 1997, and 1996, with the federal income tax at the statutory rate of 34%, is as follows:

                                                        Year Ended December
                                                                31,
   (in thousands)                                        1998    1997     1996
  -----------------------------------------------------------------------------
   Tax at statutory rate                               $1,276  $1,323  $   726
   Increase (decrease) in taxes resulting from:
    Change in valuation allowance                        (214)    (34)  (3,861)
    Tax exempt interest income                            (33)     --       --
    State taxes on income, net of federal income tax
     effect                                               239     246       66
    Other-net                                             240      51      388
  -----------------------------------------------------------------------------
   Provision (benefit) for income taxes                $1,508  $1,586  $(2,681)
  -----------------------------------------------------------------------------
   Effective tax rate                                    40.2%   40.8% (126.1%)
  -----------------------------------------------------------------------------
  -----------------------------------------------------------------------------

8 BENEFIT PLANS.

   Retirement Income Plan. In 1995, the Company elected to liquidate its pension plan. On December 31, 1995, the Company reduced its pension asset to the level that it expected to recover upon termination, less the excise taxes that management expected would be due at that time. Upon termination of the plan in the third quarter of 1996, and after payments to plan participants and payments for service charges and excise taxes, the remaining plan assets that reverted to the Company were $167,000. Since the amount recovered exceeded the $44,000 recorded value of the plan assets, the Company recorded a gain of $123,000.

   Retirement Savings Plan (401K). The Company has a retirement savings plan (commonly known as a "401K") covering qualified employees. The Company's contributions to the 401K totaled $76,000 in 1998, $85,000 in 1997, and $58,000 in 1996.

   Employee Stock Ownership Plan. The Company has an Employee Stock Ownership Plan ("ESOP"). The Company's contributions to the ESOP totaled $200,000 each year in 1998, 1997, and 1996. These amounts are included in "salaries and employee benefits."

   Postretirement health care benefits. The Company provides postretirement health care benefits and life insurance coverage to its employees who meet certain predefined criteria. The expected cost of these benefits is charged to expense during the years that eligible employees render service.

                       HIGH POINT FINANCIAL CORPORATION

   The accumulated postretirement benefit obligations as of December 31, 1998 and 1997 were as follows:

   (in thousands)                                                 1998  1997
  ---------------------------------------------------------------------------
   Accumulated post retirement benefit obligation, January 1      $390  $463
   Service cost                                                      8    20
   Interest Cost                                                    12    25
   Actuarial gain                                                 (213)  (98)
   Estimated benefit payments                                      (13)  (19)
  ---------------------------------------------------------------------------
   Total accumulated post retirement benefit obligation            184   391
   Unrecognized net gain (loss) due to past experience different
    from that assumed and effects of changes in assumptions made   183   178
   Unamortized transition obligation                              (119) (325)
  ---------------------------------------------------------------------------
   Accrued accumulated post retirement benefit obligation         $248  $244
  ---------------------------------------------------------------------------
  ---------------------------------------------------------------------------

   In 1998, the Company changed its method of providing hospital and medical benefits to its retirees from a traditional point of service plan to a fully insured Medicare Supplement plan. As a result, the costs to offer health benefits to the Company's retirees were substantially reduced. This reduction resulted in a reduction in the Company's unamortized transition obligation of $198,000.

   The net periodic postretirement benefit cost -- or the amount recognized by the Company as the cost of its postretirement benefit plans -- for 1998 was $10,000, although required cash payments were approximately $4,000. The components of net periodic post retirement benefit cost are as follows:

                                          For the years ended December 31,
   (in thousands)                            1998        1997        1996
  ---------------------------------------------------------------------------
   Service cost, benefits attributed to
    employee service during the year      $        8  $       20  $       21
   Interest cost on APBO                          12          25          29
   Amortization of transition obligation           8          22          22
   Amortization of gains                         (18)        (32)        (13)
  ---------------------------------------------------------------------------
    Net periodic postretirement benefit
     cost                                 $       10  $       35  $       59
  ---------------------------------------------------------------------------
  ---------------------------------------------------------------------------

   The discount rate used to determine the Company's APBO for 1998 was 6.75% and for 1997 and 1996 was 7.0%. The rate of increase projected for future compensation levels was 4.0%. The Company projected that the cost of medical benefits would increase at the following rates: 8.0% in 1998, 7.0% in 1999, 6.5% in 2000, 6.0% in 2001, 5.5% in 2002, and 5% in 2003 and each year thereafter.

   Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects:

                                   One Percentage Point One Percentage Point
                                         Increase             Decrease
                                   -----------------------------------------
   Effect on total of service and
    interest cost components               7.0%                 (5.8%)
   Effect on the postretirement
    benefit obligation                     3.9%                 (3.4%)

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

                        HIGH POINT FINANCIAL CORPORATION

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

   As of December 31, 1998, a total of 135,000 shares remain available for issuance under the Company's 1996 stock option plan.

   Non-employee director stock option plan. The Company maintains the 1996 Non-employee Director Stock Option Plan, which permits the Incentive Committee of High Point's Board of Directors to issue up to 105,000 shares of High Point's common stock to non-employee directors of High Point and NBSC. On February 20, 1996, the Incentive Committee granted options under this plan to purchase a total of 97,500 shares at an exercise price of $6.75 per share, the fair market value as of the date of grant. These options vest at a rate of 20% a year for five years.

   The following table shows the activity in the Company's various stock option plans for the last three years.

                                  Options outstanding
                                  --------------------
                                             Price per
                                  Shares         share
                                ----------------------
     Balance, December 31, 1995   95,000 $        6.75
      Granted                     97,500 $        6.75
                                 ---------------------
     Balance, December 31, 1996  192,500 $        6.75
      Granted                      5,000 $       12.63
      Exercised                   -6,000 $        6.75
      Forfeited                  -13,500 $        6.75
                                 ---------------------
     Balance, December 31, 1997  178,000 $6.75-$ 12.63
      Exercised                  -68,000 $        6.75
      Forfeited                   -1,000 $       12.63
                                 ---------------------
     Balance, December 31, 1998  109,000 $6.75-$ 12.63
                                 =====================


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

                       HIGH POINT FINANCIAL CORPORATION

   (Dollars in thousands except per share
   numbers)                                  1998   1997   1996
  --------------------------------------------------------------
   Net income                 As reported   $2,246 $2,305 $4,807
                              Pro forma     $2,213 $2,258 $4,692
   Basic earnings per share   As reported   $ 0.59 $ 0.61 $ 1.27
                              Pro forma     $ 0.58 $ 0.60 $ 1.22
   Diluted earnings per share As reported   $ 0.58 $ 0.60 $ 1.27
                              Pro forma     $ 0.58 $ 0.59 $ 1.22

   In the preceding table, the fair value of each option award is estimated as of the date of grant using a binomial option-pricing model with the following weighted average assumptions:

  . Expected volatility of 59% for 1996 and 31% for 1997.

  . A dividend rate of $0.10 per share beginning three years after the date of the grant for options issued in 1996 and 1997.

  . A risk-free interest rate of 5.3% for 1996 and 5.5% for 1997.

  . Expected option life of seven years for options issued or vested in 1996 and 1997.

   The following table summarizes information about the Company's stock options at December 31, 1998:

                                                     Weighted
                                                     Average
   Range of                 Number                   Remaining                          Number
   Exercise            Outstanding                   Contractual                   Exercisable
   Prices              at 12/31/98                   Life                          at 12/31/98
  --------------------------------------------------------------------------------------------
   $ 6.75                105,000                     8.56 years                      72,000
   $12.63                  4,000                     8.75 years                       4,000


10 COMMITMENTS AND CONTINGENCIES.

   Cash and due from banks. Based on its level of deposits, NBSC is required to maintain an average reserve balance with the Federal Reserve Bank of New York. The amount of this reserve balance at December 31, 1998 was approximately $1,354,000.

   Litigation. From time to time, High Point and NBSC are defendants in legal proceedings relating to their respective businesses. Management does not believe that the outcome of any legal proceeding that was pending as of December 31, 1998, or any other contingent liability or commitment, will materially affect the Company's consolidated financial position or results of operations.

   Commitments with off-balance sheet risk. The consolidated balance sheets do not reflect various commitments, such as commitments to extend credit and letters of credit, which the Company makes in the normal course of business. Management does not anticipate that the settlement of its outstanding off-balance sheet commitments will have a material adverse effect on the Company's financial position. However, as with typical loans, these commitments carry various degrees of credit risk.

   Commitments to extend credit are legally binding obligations with set expiration dates. When NBSC makes a loan commitment, management intends ultimately to make the loan. NBSC was committed to advance $21.3 million to borrowers as of December 31, 1998, compared to $23 million as of December 31, 1997. The majority of these commitments expire within one year. A total of $12.8 million of the 1998 commitments were for fixed rate loans; in 1997, fixed rate commitments totaled $8.8 million.

                        HIGH POINT FINANCIAL CORPORATION

   Standby letters of credit are provided to customers to guarantee their performance, generally in the production of goods and services or under contractual commitments in the financial markets. NBSC entered into agreements to provide standby letters of credit totaling $751,000 as of December 31, 1998, compared to $779,000 as of December 31, 1997. An agreement to provide a standby letter of credit generally expires within one year.

   The Company estimates the fair value of a commitment to extend credit or of a standby letter of credit by using the fee currently charged to enter into those agreements, taking into account the remaining term of the agreement and the creditworthiness of the prospective borrower(s). The following table shows the contract amount and the estimated fair value of NBSC's outstanding standby letters of credit and commitments to extend credit at December 31, 1998 and 1997:

                                  December 31, 1998   December 31, 1997
                                 ---------------------------------------
                                 Contract  Estimated Contract  Estimated
   (in thousands)                  Amount Fair Value   Amount Fair Value
  ----------------------------------------------------------------------
   Commitments to extend credit  $37,732     $--     $39,046     $--
   Standby letters of credit     $   751     $ 3     $   779     $ 3

   Non-cancelable lease obligations. In 1988, NBSC sold certain banking and other premises to FMI, Inc. The banking premises were leased back to NBSC for periods ranging from 10 to 15 years. NBSC realized a gain on this transaction, which was deferred and was amortized into income over the applicable lease terms. As of December 31, 1997, the unamortized deferred gain was approximately $216,000. In July 1998, NBSC repurchased those branches and other premises sold to FMI, Inc. in 1988 at $3.2 million, the fair market value at the time of the transaction. The unamortized deferred gain of $150,000 was used to reduce the cost basis of the property. FMI, Inc. is a wholly-owned subsidiary of Franklin Mutual Insurance Co., which owns 6.6% of High Point's outstanding common stock. The president of FMI, Inc. is a member of High Point's Board of Directors.

   NBSC only leases its Vernon branch and a garage. NBSC's minimum rental commitments based on lease terms in effect as of December 31, 1998 without regard to renewals are as follows: $60,000 for 1999, $60,000 for 2000, $47,000 for 2001, $7,000 for 2002, $7,000 for 2003 and a total of $7,000 thereafter.
The Company's rental expenses amounted to $247,000 for 1998, $421,000 for 1997, and $434,000 for 1996, including rental payments to FMI, Inc. of $219,000 in 1998 and $370,000 each year for 1997 and 1996.

11 COMMON STOCK TRANSACTIONS.

   As of December 31, 1998, 60,928 shares of common stock are reserved for issuance under High Point's Dividend Reinvestment and Common Stock Purchase Plan.

   In 1997 and 1998 High Point issued shares due to exercises of options in its stock option plans. See note 9 on page 51.

   In 1996 High Point issued shares due to the exercise of its Cancelable Mandatory Stock Purchase Contracts. See Note 15 on page 55.

                        HIGH POINT FINANCIAL CORPORATION

12 DEPOSITS.

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

                                          December 31, 1998   December 31, 1997
                                           -------------------------------------
                                         Carrying Estimated  Carrying Estimated
   (in thousands)                         Amount  Fair Value  Amount  Fair Value
  ------------------------------------------------------------------------------
   Non-interest bearing demand           $ 46,014  $ 46,014  $ 40,366  $ 40,366
   Interest bearing demand                 38,308    38,308    31,447    31,447
   Savings and Money Market deposit
    accounts                               63,320    63,320    61,498    61,498
   Certificates of deposit under
    $100,000:
    Maturing or repricing within three
     months                                19,667    19,667    16,040    16,040
    Maturing or repricing between
     three months and one year             31,545    31,545    28,357    28,357
    Maturing or repricing between one
     and three years                       10,629    10,830     8,743     8,843
    Maturing or repricing between
     three and five years                   1,871     1,941     2,863     2,933
    Maturing or repricing beyond five
     years                                  1,290     2,393     1,493     2,388
                                           -------------------------------------
                                           65,002    66,376    57,496    58,561
                                           -------------------------------------
   Certificates of deposit $100,000
    and over:
    Maturing or repricing within three
     months                                 5,175     5,175     3,174     3,174
    Maturing or repricing between
     three months and one year              3,960     3,960     3,313     3,313
    Maturing or repricing between one
     and three years                          547       551       307       307
    Maturing or repricing between
     three and five years                     234       235       484       484
    Maturing or repricing beyond five
     years                                    370       732       345       656
                                           -------------------------------------
                                           10,286    10,653     7,623     7,934
                                           -------------------------------------
   Total deposits                        $222,930  $224,671  $198,430  $199,806
                                           -------------------------------------
                                           -------------------------------------

13 SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.

   The Company uses portions of its interest in the Vanguard money market fund when it sells securities under agreements to repurchase. The table below summarizes information relating to those securities sold for 1998, 1997, and 1996. For purposes of the table, the average amount outstanding was calculated based on a daily average. Because the agreements to repurchase securities sold generally mature in ninety days or less, the "balance" in the table approximates market value on the dates presented.

   (in thousands)                                     1998     1997    1996
  -------------------------
                                                      ----------------------
   Balance at December 31                          $ 4,315  $ 8,201  $5,054
   Interest rate at December 31                       2.74%    4.75%   2.89%
   Maximum amount outstanding at any month-end
    during the year                                $12,424  $18,101  $8,580
   Average amount outstanding during the year      $ 9,063  $10,805  $5,479
   Weighted average interest rate during the year     3.69%    3.48%   3.04%


14 LONG TERM DEBT AND NOTE PAYABLE

   In August 1997, NBSC sold $5 million in securities under an agreement to repurchase to the Federal Home Loan Bank of New York. The securities bear an interest rate of 5.98% and have a maturity date of August 20, 2002, subject to an early call at the option of the Federal Home Loan Bank on August 20, 2000 and quarterly thereafter. The fair market value of the securities under agreement to repurchase, estimated using a discounted cash flow approach, was $5.3 million as of December 31, 1998 and $5.1 million as of December 31, 1997.

                        HIGH POINT FINANCIAL CORPORATION

   Until 1997, High Point was obligated under a note payable to an unaffiliated bank. That note, which was scheduled to mature on January 2, 1998, was secured by the land held for sale discussed in Note 6 on page 47. In May 1997, High Point satisfied the note payable using the proceeds of a $500,000 dividend from NBSC and other funds. Although the outstanding balance on the note was $821,000 at the time of repayment, High Point's lender agreed to cancel the note in exchange for the early payment of $770,000 plus outstanding interest, effectively, forgiving $51,000 on the debt. That $51,000 appears on the Company's income statement in 1997 as "other income."

15 REDEEMABLE SUBORDINATED DEBENTURES AND CANCELABLE MANDATORY STOCK PURCHASE CONTRACTS.

   High Point satisfied all of its remaining 8.5% Redeemable Subordinated Debentures due March 1, 1997 (the "Debentures") by making the final interest payment of $3,000 and repaying the remaining $127,000 in principal in 1997. Before they were retired, certain of the Debentures secured Cancelable Mandatory Stock Purchase Contracts ("Equity Contracts"), which required the holders to purchase $401,000 of High Point's common stock for $19.17 per share (after adjustment for stock dividends and certain other events) no later than March 1, 1996. An Equity Contract holder could purchase High Point stock by paying cash or by surrendering Debentures with a corresponding principal amount. On March 1, 1996, $384,000 in Debentures were surrendered to satisfy stock purchase obligations under Equity Contracts. The remaining Equity Contract obligations were satisfied by the payment of cash.

16 REGULATORY CAPITAL REQUIREMENTS.

   High Point and NBSC must comply with various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators that could have a direct material effect on the Company's or NBSC's financial statements. Management believes, as of December 31, 1998, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

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

   As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized NBSC as "well-capitalized," and the most recent notification from the Federal Reserve Bank of New York placed the Company in the same category. Management is not aware of any conditions or events that have occurred since the Company received those notifications that would affect the capital adequacy rating of either the Company or NBSC.

                        HIGH POINT FINANCIAL CORPORATION

   The following table summarizes NBSC's capital position:

                                                                To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
(dollars in thousands)        Actual     Adequacy Purposes: Action Provisions:
                          -----------------------------------------------------
                          Amount  Ratio    Amount    Ratio    Amount    Ratio
                          -----------------------------------------------------
As of December 31, 1998:
 Total Capital (to Risk
  Weighted Assets)        $23,538 17.46%  >=$10,782  >=8.0%  >=$13,478  >=10.0%
 Tier I Capital
  (to Risk Weighted
  Assets)                 $21,824 16.19%   >=$5,391  >=4.0%   >=$8,087   >=6.0%
 Tier I Capital
  (to Average Assets)     $21,824  8.53%  >=$10,239  >=4.0%  >=$12,798   >=5.0%

As of December 31, 1997:
 Total Capital (to Risk
  Weighted Assets)        $20,763 16.80%   >=$9,886  >=8.0%  >=$12,359  >=10.0%
 Tier I Capital
  (to Risk Weighted
  Assets)                 $19,187 15.52%   >=$4,943  >=4.0%   >=$7,415   >=6.0%
 Tier I Capital
  (to Average Assets)     $19,187  8.02%   >=$9,563  >=4.0%  >=$11,955   >=5.0%

   The following table summarizes the Company's capital position:

                                                                To Be Well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
(dollars in thousands)        Actual     Adequacy Purposes: Action Provisions:
                          -----------------------------------------------------
                          Amount  Ratio    Amount    Ratio    Amount    Ratio
                          -----------------------------------------------------
As of December 31, 1998:
 Total Capital (to Risk
  Weighted Assets)        $25,651 18.75%  >=$10,943  >=8.0%  >=$13,679  >=10.0%
 Tier I Capital
  (to Risk Weighted
  Assets)                 $23,912 17.48%   >=$5,471  >=4.0%   >=$8,207   >=6.0%
 Tier I Capital
  (to Average Assets)     $23,912  9.27%  >=$10,313  >=4.0%  >=$12,892   >=5.0%

As of December 31, 1997:
 Total Capital (to Risk
  Weighted Assets)        $22,864 18.21%  >=$10,044  >=8.0%  >=$12,556  >=10.0%
 Tier I Capital
  (to Risk Weighted
  Assets)                 $21,262 16.94%   >=$5,022  >=4.0%   >=$7,533   >=6.0%
 Tier I Capital
  (to Average Assets)     $21,262  8.84%   >=$9,623  >=4.0%  >=$12,029   >=5.0%

   Like all national banks, NBSC has restrictions on the dividends that it can declare. In particular, NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the Office of the Comptroller of the Currency. In addition, NBSC may not pay dividends while it has losses that exceed its aggregate retained earnings. NBSC's earnings for 1998, plus the retained earnings from the prior two years, are $8.9 million. NBSC has aggregate retained earnings of $4.8 million as of December 31, 1998.

                        HIGH POINT FINANCIAL CORPORATION

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

                                             For the year      For the year
                                                 ended             ended
                                           December 31, 1998 December 31, 1997
                                           Carrying     Fair Carrying     Fair
   (in thousands)                             Value    Value    Value    Value
  ----------------------------------------------------------------------------
   Financial Assets:
    Cash and cash equivalents              $ 28,736 $ 28,736 $ 20,989 $ 20,989
    Securities available for sale, at
     fair value (Note 2)                     54,028   54,028   52,854   52,854
    Securities held to maturity (Note 2)     23,355   23,575   24,766   24,923
    Loans held for sale, at fair value          648      648       88       88
    Loans (Note 3)                          137,737  140,596  126,687  127,000
  ----------------------------------------------------------------------------
      Total financial assets               $244,504 $247,583 $225,384 $225,854
  ----------------------------------------------------------------------------
  ----------------------------------------------------------------------------
   Financial Liabilities:
    Deposits (Note 12)                     $222,930 $224,671 $198,430 $199,806
    Federal funds purchased and
     securities sold under agreements to
     repurchase (Note 13)                     4,315    4,315    8,201    8,201
    Long-term debt (Note 15)                  5,000    5,298    5,000    5,057
    Standby letters of credit                    --        3       --        3
  ----------------------------------------------------------------------------
      Total financial liabilities          $232,245 $234,287 $211,631 $213,067
  ----------------------------------------------------------------------------
  ----------------------------------------------------------------------------

   For the methods that management uses to estimate the fair value of other financial instruments, see the Notes cited in the table. For the Company's policy regarding presentation of fair value of financial instruments, see Note 1 on page 41, under the heading "Fair value of financial instruments."

18 OTHER EXPENSES.

   Certain components of non-interest expense are discussed in Notes 8 and 9 regarding various employee benefits, Note 10 under "Non-cancelable lease obligations" regarding rent, and Note 4 regarding other real estate. "Other non-interest expense" for the years ended December 31, 1998, 1997, and 1996 consisted of the following:

   (in thousands)                     1998   1997   1996
  -------------------------------------------------------
   Legal fees                        $  288 $  186 $  276
   FDIC insurance assessment             24     23    170
   Impairment on land held for sale      --     --    250
   Marketing                            275    238    216
   Printing and supply                  273    249    239
   Other                              1,802  1,658  1,562
  -------------------------------------------------------
    Total other expenses             $2,662 $2,354 $2,713
  -------------------------------------------------------
  -------------------------------------------------------

                        HIGH POINT FINANCIAL CORPORATION

19 HIGH POINT FINANCIAL CORP. (Parent Company Only).

   High Point has one wholly-owned subsidiary, NBSC. High Point recognizes NBSC's net income using the equity method of accounting. Accordingly, income or loss for NBSC is recorded as an adjustment in High Point's investment in the subsidiary. Condensed financial statements of the parent company only follow:

CONDENSED BALANCE SHEETS
(in thousands)

                                                   December 31,
   ASSETS                                            1998    1997
  ---------------------------------------------------------------
    Cash                                          $    11 $    25
    Federal funds sold                                142     115
    Securities available for sale                      18      17
    Investment in bank subsidiary                  22,185  20,317
    Land held for sale (Note 14)                    1,865   1,865
    Other assets                                      103      18
  ---------------------------------------------------------------
      TOTAL ASSETS                                $24,324 $22,357
  ---------------------------------------------------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
  ---------------------------------------------------------------
    Other liabilities                             $    44 $    14
    Stockholders' equity                           24,280  22,343
  ---------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $24,324 $22,357
  ---------------------------------------------------------------
  ---------------------------------------------------------------

CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

                                                        Year Ended December
                                                                31,
   INCOME                                                1998    1997    1996
  -----------------------------------------------------------------------------
    Dividends from subsidiary                           $  680  $  700  $   --
    Other income                                            11      61      62
  -----------------------------------------------------------------------------
      TOTAL INCOME                                         691     761      62
  -----------------------------------------------------------------------------
   EXPENSE
    Interest expense                                        --      32     131
    Non-interest expenses                                  395     233     439
  -----------------------------------------------------------------------------
      TOTAL EXPENSE                                        395     265     570
  -----------------------------------------------------------------------------
   Income (loss) before benefit for income taxes and
    cumulative effect for change in accounting
    principle                                              296     496    (508)
   Benefit for income taxes                               (120)    (69)     --
  -----------------------------------------------------------------------------
   Income (loss) before equity in undistributed income
    (loss) of subsidiaries                                 416     565    (508)
   Equity in undistributed income of subsidiaries        1,830   1,740   5,315
  -----------------------------------------------------------------------------
   NET INCOME                                           $2,246  $2,305  $4,807
  -----------------------------------------------------------------------------
  -----------------------------------------------------------------------------

                        HIGH POINT FINANCIAL CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

                                                      Year Ended December 31,
                                                       1998    1997    1996
-----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $2,246  $2,305  $4,807
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Accretion on securities                                  --      --      (1)
 Discount received on matured investment                  --       3      --
 Unrealized loss on land held for sale                    --      --     250
 (Increase) decrease in other assets                     (85)     (9)     46
 Increase (decrease) in other liabilities                199      (9)    (28)
 Equity in undistributed income of subsidiaries       (1,830) (1,740) (5,315)
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      530     550    (241)
-----------------------------------------------------------------------------
INVESTING ACTIVITIES
 Proceeds from sale and maturity of securities
  available for sale                                      --     198      --
 (Increase) decrease in interest bearing deposits         --     123       2
 Proceeds received from option on land held for sale      --      20      --
-----------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                 --     341       2
-----------------------------------------------------------------------------
FINANCING ACTIVITIES
 Repayments of long-term debt                             --    (973)   (424)
 Purchase of treasury stock                             (653)    (64)     --
 Exercise of stock options                               290      40      --
 Dividends paid                                         (154)
 Proceeds from equity contract conversion                 --      --     396
-----------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                   (517)   (997)    (28)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      13    (106)   (267)
Cash and cash equivalents, beginning of year             140     246     513
-----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                $  153  $  140  $  246
-----------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
INTEREST PAID                                         $   --  $   41  $  131

                        HIGH POINT FINANCIAL CORPORATION

20 SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED).
  (dollars in thousands, except per share amounts)

   The following quarterly financial information for the two years ended December 31, 1998 is unaudited. However, in the opinion of management, this information reflects all adjustments necessary to present fairly the results of operations for the covered periods. Results of operations for a particular period is not necessarily indicative of the results for the entire year or for any other interim period.

1998                                March 31 June 30 September 30 December 31
-----------------------------------------------------------------------------
Total interest income               $  4,205 $ 4,216 $      4,281 $     4,592
Net interest income                    2,517   2,513        2,529       2,868
Provision for possible loan losses        --      --           --          --
Net income before provision for
 income taxes                            861     782          999       1,112
Provision for income taxes               347     332          390         439
Net income                               514     450          609         673
Basic earnings per share                0.14    0.12         0.16        0.18
Diluted earnings per share              0.14    0.12         0.16        0.17
-----------------------------------------------------------------------------
1997                                March 31 June 30 September 30 December 31
-----------------------------------------------------------------------------
Total interest income               $  3,794 $ 3,940 $      4,514 $     4,271
Net interest income                    2,347   2,439        2,856       2,552
Provision for possible loan losses        --      --           --          --
Net income before provision for
 income taxes                            708     878        1,211       1,094
Provision for income taxes               286     354          496         450
Net income                               422     524          715         644
Basic earnings per share                0.11    0.14         0.19        0.17
Diluted earnings per share              0.11    0.14         0.18        0.17

                        HIGH POINT FINANCIAL CORPORATION

21 EARNINGS PER SHARE

   The following table shows the Company's earnings per share calculation:

                                                            Average
                                                             Common
                                                          Share and
                                                             Common  Earnings
                                                    Net       Share Per-share
                                                 Income Equivalents    Amount
                                                   --------------------------
   (Dollars in thousands except per share data)    For the year ended 1998
                                                   -----------------------
   Net income                                    $2,246
   Basic earnings per share:
                                                  -------
    Income available to common shareholders       2,246  3,798,397    $0.59
                                                                      -----
   Options issued to executives and directors               49,194
                                                   ---------------
   Diluted earnings per share:
    Income available to common shareholders
     plus assumed conversions                    $2,246  3,847,591    $0.58
                                                 --------------------------

                                                 ==========================
                                                   For the year ended 1997
                                                   -----------------------
   Net income                                    $2,305
   Basic earnings per share:                     ------
    Income available to common shareholders       2,305  3,786,480    $0.61
                                                                      -----
   Options issued to executives and directors               65,897
                                                   ---------------
   Diluted earnings per share:
    Income available to common shareholders
     plus assumed conversions                    $2,305  3,852,377    $0.60
                                                 ==========================
                                                 --------------------------
                                                   For the year ended 1996
                                                   -----------------------
   Net income                                    $4,807
   Basic earnings per share:                     -------
    Income available to common shareholders       4,807  3,779,364    $1.27
                                                                      -----
   Options issued to executives and directors                7,543
                                                   ---------------
   Diluted earnings per share:
    Income available to common shareholders
     plus assumed conversions                    $4,807  3,786,907    $1.27
                                                 ===========================

22 COMPREHENSIVE INCOME

   During the first quarter of 1998, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The objective of SFAS No. 130 is to show "comprehensive income" and its components in a full set of general-purpose financial statements.

   "Comprehensive income" is total net income and all other "non-stockholder changes in equity." There are several types of "non-stockholder changes in equity," but the only one that is relevant for the Company is unrealized gains/losses on securities classified as available for sale. Transactions with stockholders, such as proceeds from the sale of stock, the exercise of stock options and the payment of dividends, are not part of comprehensive income.

                       HIGH POINT FINANCIAL CORPORATION

   The following chart shows the Company's comprehensive income as of December 31, 1998 and 1997.

                                                               December 31,
(dollars in thousands)                                        1998 1997  1996
                                                          --------------------
Unrealized gain (loss) on securities:
 Unrealized holding gains (losses) arising during period      $288 $125 ($159)
 Less: reclassification adjustment for losses included in net
  income                                                        24    9    28
                                                          --------------------
 Net unrealized gains (losses)                                 312  134  (131)
 Tax provision                                                 104   49    37
                                                          --------------------
Other comprehensive income (loss)                             $208 $ 85 ($168)
                                                          --------------------
                                                          --------------------

23 ACQUISITION

   On December 7, 1998, High Point Financial Corp. and Lakeland Bancorp, Inc. announced the signing of an agreement under which Lakeland will acquire the Company in an exchange of stock.

   Under the terms of the agreement, each common share of High Point Financial Corp. will be exchanged for 1.2 shares of Lakeland Bancorp Stock. Lakeland and High Point have also signed a stock option agreement under which Lakeland will have the right to purchase an additional 772,243 shares of High Point under certain conditions.

   The acquisition is conditioned upon necessary regulatory and shareholder approvals, satisfactory due diligence review, and other customary conditions. The acquisition is currently expected to close during second quarter of 1999. It is anticipated that the transaction will be accounted for as a pooling of interests.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors of the Registrant

   The following table sets forth as of February 1, 1999, with respect to each director: age; principal occupation during the last five years, including positions held with High Point or its direct subsidiary, NBSC, if any; other directorships held, if any; the year of first becoming a director of High Point; and the year of the annual meeting when each director's term will expire. All of High Point's directors, other than Mr. Dolan and Mr. Guptill, are also directors of NBSC.

                        Principal Occupation During the                                        High Point
                        Last Five years and Other Directorships                                Director Since          Age
                        ---------------------------------------                                --------------------    ---
Rhea C. Fountain, III   President, van den Heuvel and Fountain Insurance Agency                        1997             57

George H. Guptill, Jr.  President (since 1990) and Director, and Executive Vice President              1988             59
                        (prior to 1990), Franklin Mutual Insurance Co.

Stanley A. Koza         Vice President of Finance, Newton Memorial Hospital                            1997             60

Charles L. Lain         Chairman of NBSC (since May, 1996); President, Pine Island Turf                1986             68
                        Nursery, Inc.

Michael A. Dickerson    President and Chief Executive Officer, High Point (since 1988);                1988             62
                        Vice Chairman (from 1991 to 1996) and Chief Executive Officer
                        (since November 25, 1991), NBSC.

Larry R. Condit         President, Condit Ford, Inc.; President, Condit Auto Lease Corp.               1986             49

Richard M. Roy          Vice Chairman of the Board of Directors of High Point (since                   1982             66
                        May 1996); Treasurer, The Roy Company, Inc. (farm equipment sales).

William A. Dolan, II    Attorney, Kelly, Gaus and Holub (since January 1, 1994); Attorney,             1982             67
                        Dolan and Dolan, P.A. (prior to 1994); Director, Selective Insurance
                        Group, Inc.

Charles L. Tice         Chairman of the Board of Directors, High Point (since May 1996);               1995             65
                        Retired since 1993, previously Senior Vice President of Selective
                        Insurance Group, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

   High Point's executive officers and directors are required to file with the Securities and Exchange Commission reports relating to ownership and changes in ownership in High Point's equity securities. Based upon a review of these filings, High Point believes that all filings were timely made with the exception of one filing by William A. Dolan, II. This filing was made within a week of the filing deadline.

Item 11. Executive Compensation.

   The following individuals are the current principal executive officers of High Point and NBSC. The Boards of Directors of High Point and NBSC elect the executive officers to one-year terms at their respective annual meetings. All executive officers may be removed from their positions by the boards of High Point or NBSC.

Michael A. Dickerson, 62  Positions with High Point

                          . President, Chief Executive Officer, and a Director
                            (since 1988)

                          Positions with NBSC

                          . President (from 1992 to November 1998)
                          . Vice Chairman of the Board (1991 to 1996)
                          . Chief Executive Officer (since 1991)
                          . Director (since 1988)

Robert A. Vandenbergh, 47 Positions with High Point

                          . Secretary (since 1992)
                          . Treasurer (since 1998)

                          Positions with NBSC

                          . President (since November 1998)
                          . Executive Vice President (from 1997 to November
                            1998)
                          . Director (since 1994)
                          . Chief Lending Officer (since 1991)

Rita A. Myers, 40         Positions with High Point

                          . Comptroller (since 1993)
                          . Assistant Treasurer (since 1998)

                          Positions with NBSC

                          . Vice President (since 1990)
                          . Comptroller (since 1989)

Summary of cash and certain other compensation

   The following table shows for the years ending December 31, 1998, 1997 and 1996 the aggregate cash compensation paid by High Point and NBSC, as well as certain other compensation paid or accrued for those years, to High Point's President and Chief Executive Officer, to its Vice President and Treasurer and to its Vice President and Secretary (the "Named Executive Officers"). No other executive officer of High Point earned aggregate cash compensation in excess of $100,000. High Point does not have employment agreements with any of its officers.

                           Summary Compensation Table

                            Annual Compensation                   Long-term
                                                                 Compensation
                                                                    Awards    All Other Compensation/2/
Name and                                         Other Annual
Principal Position     Year  Salary($)  Bonus($) Compensation/1/   Options             Cash       Stock
Michael A. Dickerson   1998 $  183,192    --           --             --      $      10,161       1,059
President, Chief       1997 $  169,678    --           --             --      $      16,661       1,161
Executive Officer      1996 $  161,892    --           --             --      $      26,532       1,649

Robert A. Vandenbergh  1998 $  122,225    --           --             --      $       8,190       1,059
Vice President,        1997 $  108,458    --           --             --      $      11,834         894
Secretary, Treasurer   1996 $   98,609    --           --             --      $      11,838       1,158

Gregory W. A. Meehan   1998 $  122,393    --         $15,750          --      $       9,515         948
Vice President,        1997 $  117,809    --           --             --      $      15,485       1,051
Treasurer (until May
 1998)                 1996 $  112,222    --           --             --      $      17,778       1,282

   /1/The fair market value of Mr. Meehan's company auto and computer equipment given to him in his severance agreement.

   /2/"All other compensation" includes the following: (i) director fees paid by NBSC: for Mr. Dickerson, $1,000, $8,250 and $8,750 for 1998, 1997 and 1996,
respectively; for Mr. Vandenbergh, $1,000, $8,250 and $8,500 for 1998, 1997 and 1996, respectively; for Mr. Meehan, $1,000, $8,250 and $8,500 for 1998, 1997
and 1996, respectively; (ii) contributions to the NBSC 401(k) Plan to match elective deferral contributions (included under salary): for Mr. Dickerson, $2,025, $2,050 and $4,050 for 1998, 1997 and 1996, respectively; for
Mr. Vandenbergh, $4,120, $3,428 and $2,843 for 1998, 1997 and 1996,
respectively; for Mr. Meehan, $4,082, $3,129 and $3,089 for 1998, 1997 and 1996, respectively; (iii) a company paid group term insurance that does not have to be weighted based on age: for Mr. Dickerson, $1,285, $905 and $5,600 for 1998, 1997 and 1996, respectively; for Mr. Vandenbergh, $240, $156 and $495 for 1998, 1997 and 1996, respectively; for Mr. Meehan, $328, $252 and $985 for 1998, 1997 and 1996, respectively; (iv) the value of the annual premium for death benefit in the event the insured dies before retirement and while the insured is still employed by High Point: for Mr. Dickerson, $5,851, $5,456 and $8,116 for 1998, 1997 and 1996, respectively; for Mr. Vandenbergh, $1,220, $2,830, and $2,276 for 1998, 1997 and 1996, respectively; for Mr. Meehan, $4,105, $3,854 and $5,654 for 1998, 1997 and 1996, respectively; (v) Common
Stock allocated under the ESOP: for Mr. Dickerson 1,059 shares, 1,151 shares and 1,649 shares for 1998, 1997 and 1996, respectively; for Mr. Vandenbergh, 1,059 shares, 834 shares and 1,158 shares for 1998, 1997 and 1996, respectively; for Mr. Meehan 948 shares, 965 shares and 1,282 shares for 1998, 1997 and 1996, respectively; (vi) Common Stock issued to all employees based upon objective criteria; for Messrs. Dickerson, Vandenbergh and Meehan for 1998, 10 shares for service as a full-time employee in 1998 and 10 shares issued for services as a full time employee in 1997; for Messrs. Vandenbergh and Meehan in 1997, 50 shares for completion of an educational course; for Mr. Meehan in 1997, 50 shares for 15 years of service as an employee.

Report of the Human Resources Committee on Executive Compensation

   The following is the joint Human Resources Committee's report to the shareholders on the executive compensation for the officers of High Point and NBSC.

                               ----------------

   Under rules established by the Securities and Exchange Commission, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and other executive officers of the Company. The disclosure requirements for the Chief Executive Officer and other executives include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement and at the direction of the Board of Directors, the Human Resources Committee of the Company has prepared the following report for inclusion in this proxy statement.

   The Human Resources Committee is responsible for establishing the compensation for the senior executive officers of the Company consistent with the Company's business, plans, strategies and goals. The Human Resources Committee establishes the factors and criteria upon which the executive officers' compensation is based and how their compensation relates to the Company's performance, general compensation policies, competitive realities and regulatory requirements.

   The Human Resources Committee's functions and objectives are to: A) determine the competitiveness of current salary, B) develop a performance review mechanism that has written objectives and goals which are used to make salary increase determinations; C) provide guidance to the Board of Directors in their role in establishing objectives regarding executive compensation.

   The overall compensation philosophy of the Company is as follows:

  . To attract and retain quality talent, which is critical to both the short-term and long-term success of the Company;

  . To reinforce strategic performance objectives;

  . To create a mutuality of interest between executive officers and shareholders through compensation structures that share the rewards and risks of strategic decision-making;

  . To encourage executives to achieve substantial levels of ownership of stock in the Company.

   The compensation package offered to executive officers consists of salary and stock option awards as well as benefits under several employee benefit plans offered by the Company.

   In setting compensation, for the Chief Executive Officer, the President and the Executive Vice President, the Human Resources Committee considered the recent history of the Company, improved core earnings, improved asset quality and improving trends. Comparisons as to Return on Assets and Return on Equity were made in light of continuing non-recurring expenses offset by non-recurring income. Improvement in asset quality ratios and growth in deposits and loans were also considered.

   Those measures can be seen in our Selected Consolidated Financial Data in
Item 6 of this Annual Report on page 8. These are the primary factors, although not the exclusive ones considered, on which the Human Resources Committee bases executive compensation. This Committee expects to review these standards, adjusting them for unique factors as the Company continues its recovery.

   The Human Resources Committee investigates the competitiveness of the compensation of the Chief Executive Officer, the President and the Executive Vice President by having survey data updated annually. Among the sources consulted are salary surveys conducted by the Community Bankers Association, Bank Administration Institute, Sheshunoff, Watson-Wyatt, Bank Wage and Hour and Johanson Consulting. The surveys include New Jersey, Regional and banks throughout the United States with assets ranging from $100 million to $500 million.

   The information is used as a frame of reference for annual salary adjustments. The Committee viewed work performance as the most important measurement factor in setting base compensation. The Human Resource Committee members in the exercise of their fiduciary duty and with their dedication to operating a safe and sound Company reserved unto themselves the right to amend or alter, based on general economic conditions and other factors governing the performance of the Company, the guidelines and goals established at any time.

   The complete Board of Directors serves as the Human Resources Committee for the remainder of the executive employees of the Company. Both the Human Resources Committee and the Board will continue to review the standards of performance of the Company and the appropriate peer group to which comparisons may be made. They reserve the right to change the standard and peer group comparables as they see fit in order to assure that the standards reflect the reality of the market place and the actual performance of the Company.

Submitted by the Members of the Human Resources Committee

     Richard M. Roy               Steven W. Okeson
     Charles L. Lain              Charles L. Tice

                               ----------------

Compensation Committee Interlocks and Insider Participation

   The joint Human Resources Committee of High Point and NBSC determines the compensation for the officers of High Point and NBSC. The members of the joint Human Resources Committee during 1998 were Messers. Lain, Okeson, Roy, and Tice. During 1998, Mr. Lain served as Chairman of NBSC. Mr. Roy served as Vice Chairman of High Point, and Mr. Tice served as Chairman of High Point. See "Election of Directors" above. No member of the Human Resources Committee is or was an employee of the Company nor was any member of the committee paid for work done for the Company other than Director's fees.

Stock Performance Graph and Table

   The following graph and table compare the cumulative total shareholder return on High Point's Common Stock during the period December 31, 1993 through and including December 31, 1998 with the (i) cumulative total return on the SNL Securities Corporate Performance Index for 5 publicly-traded banks with less than $500 million in total assets in the Middle Atlantic area, and (ii) the cumulative total return for all United States stocks traded in the NASDAQ Stock Market. The comparison assumes $100 was invested on December 31, 1993 in High Point's Common Stock and in each of the below indices and assumes further the reinvestment of dividends into the applicable securities. The shareholder return shown on the graph and table below is not necessarily indicative of future performance.

                           High Point Financial Corp.

                            Total Return Performance
                                  At Year End


                        [PERFORMANCE GRAPH APPEARS HERE]

                                                  Period
                                                   Ending
                    ------------------------------------------------------------
Index                      12/31/93 12/31/94 12/31/95 12/31/96 12/31/97 12/31/98
--------------------------------------------------------------------------------
High Point Financial Corp   100.00   155.00   270.00   385.00   480.00   662.26
NASDAQ-Total US             100.00    97.75   138.26   170.01   208.58   293.21
HPFC Peer Group             100.00   112.50   164.70   202.00   347.07   362.95

Retirement Plan

   Effective December 31, 1993, High Point's Board of Directors froze its defined benefit pension plan, the High Point Financial Corporation & Affiliated Subsidiaries Retirement Income Plan (the "Retirement Plan"). Years of service and compensation earned after December 31, 1993 were not taken into account in calculating a participant's accrued benefit. Employees hired after that date did not become eligible to participate in the Retirement Plan. Effective May 31, 1995, High Point's Board of Directors terminated the Retirement Plan. All accrued benefits were distributed to participants as either deferred annuities or immediate lump sum distributions in 1996.

   The amounts payable under the Retirement Plan for Mr. Dickerson and Mr. Meehan were $78,532.10 and $48,440.34, respectively, all of which was paid to them in 1996.

Stock Option Plans

  Employee Stock Option Plans

   High Point maintains stock option and incentive plans pursuant to which High Point is authorized to grant key employees of High Point or NBSC options to purchase Common Stock. The purpose of the plans is to promote the long-term success of High Point by providing incentives to key employees who are in positions to make significant contributions to that success. The 1987 Incentive Stock Option Plan, the 1990 Employee Stock Option Incentive Plan and the 1996 Employee Incentive Stock Option Plan authorize High Point to grant options to purchase an aggregate of 50,054, 50,000 and 135,000 shares of Common Stock, respectively.

   In November 1995, the High Point Board of Directors granted options to purchase 95,000 shares of Common Stock to key employees of High Point or NBSC at a price of $6.75 per share. No options were granted to employees under the above mentioned three plans in 1996. In October 1997, the High Point Board of Directors granted 5,000 shares of Common Stock to key employees at a price of $12.625 per share. A total of 3,000 options were exercised in 1997 at a price of $6.75 per share. In 1998, a total of 50,000 options were exercised at a price of $6.75 per share.

   The following table shows the number of options exercised by executive officers during 1998 and the shares of Common Stock represented by outstanding stock options held by each of the named executive officers as of December 31, 1998.

                                                 Number of shares          Value of Unexercised
                                              Underlying Unexercised       in-the-money Options
                                                Options at Year End           at Year End(b)
Named Executive        Shares   Value
Officer                Acquired Realized(a) Exercisable Non-exercisable Exercisable Non-exercisable
Michael A. Dickerson     25,000    $237,500         --        --                --        --
Robert A. Vandenbergh        --         --       25,000       --           $239,063       --
Gregory W. A. Meehan     25,000    $137,500         --        --                --        --

(a)  Market value of underlying securities at exercise minus option price.
(b) Market value of underlying securities at year-end minus option price. The value of unexercised in-the-money stock options at December 31, 1998, shown above are presented according to SEC rules. The actual amount, if any, realized upon exercise of the stock options will depend upon the market value of the Common Stock relative to the exercise price per share of Common Stock of the stock option at the time the stock option is exercised. There is no assurance that the values of unexercised in-the-money stock options in the table will be realized.

  Director Stock Option Plan

   High Point maintains a director stock option plan pursuant to which High Point is authorized to grant non-employee directors of High Point and NBSC options to purchase Common Stock. The purpose of the 1996 non-employee director stock option plan is to attract and retain highly qualified non-employee directors of High Point and NBSC by providing those directors with an opportunity to receive equity in High Point.

   On February 20, 1996, 13 non-employee directors of High Point and NBSC were each granted options to purchase 7,500 shares of Common Stock at an exercise price of $6.75 per share, the market value of Common Stock at the date of the grant. These options will vest at a rate of 20% a year for 5 years; the first three 20% vestings were on February 20, 1996, 1997 and 1998, respectively. The options have an expiration date of ten years from the date of vesting.

Change of Control Agreements

   On October 1, 1996, High Point entered into Change of Control Agreements ("Control Agreements") with Messrs. Dickerson, Meehan and Vandenbergh (individually, the "Executive"). Mr. Meehan's employment with the Company ended in May 1998.

   The Control Agreements define a "change of control" as (a) a reorganization, merger, consolidation, sale of all or substantially all of the assets of High Point or NBSC, or a similar transaction in which NBSC or High Point is not the resulting entity; (b) individuals who constitute the incumbent board (as defined) of the Bank or High Point cease for any reason to constitute a majority thereof; (c) a person other than High Point is or becomes a "beneficial owner" directly or indirectly of securities of High Point representing 25% or more of High Point's outstanding securities ordinarily having the right to vote at the election of directors (excluding ownership of benefit plans established by NBSC or High Point); (d) a proxy statement soliciting proxies from stockholders of High Point is distributed by someone other than the current management of High Point, seeking stockholder approval of a plan of reorganization, merger or consolidation of High Point or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to the plan or transaction are exchanged or converted into cash or property or securities not issued by High Point; or (e) a tender offer is made for 25% or more of the voting securities of High Point and the shareholders owning beneficially or of record 25% or more of the outstanding securities of High Point have tendered or offered to sell their shares pursuant to that tender offer and the tendered shares have been accepted by the tender offeror.

   Each of the Control Agreements provides for the payment or provision of certain compensation and other benefits to the Executive in the event the Executive's employment is terminated upon a change of control. The Control Agreements provide that the Executive's employment is deemed to be terminated upon a change of control if (a) the Executive's employment is terminated without cause within the six month period prior to, or at any time within the term of the change of control agreement subsequent to, a change of control; or
(b) the Executive resigns within six months following a change of control after
(i) the Executive is reassigned to a position of lesser rank or status than that held prior to the Change in Control, (ii) a reduction in his base salary or if there is a material reduction in his total benefits from what they were before the change in control, or (iii) the Executive's principal place of employment is relocated by more than thirty miles from its location prior to the Change in Control.

   Each of the Control Agreements provides that, after the date the Executive's employment with High Point is terminated under circumstances described in the preceding paragraph, High Point will pay annual compensation to the Executive, or in the case of his subsequent death to his beneficiary or his estate, a sum equal to 2.99 times the Executive's preceding year's annual salary including bonuses and any other cash compensation paid or accrued by the Executive during that year and the amount of any benefits received pursuant to any employee benefit plans on behalf of the Executive maintained by High Point and NBSC. The Control Agreements provide for payment by High Point of certain job placement agency fees for an eighteen month period following the termination date. The Control Agreements obligate High Point to provide to the Executive all group insurance coverage (including health, life and disability) for a period beginning on the termination date and ending three years from the change of control date. The Control Agreements provide for personal use of the Executive's High Point automobile for a one year period after his termination date. The agreements provide that the amounts payable upon a change of control will be reduced if they would otherwise be excess parachute payments under the Internal Revenue Code.

   Each of the Control Agreements provides that High Point will pay to the Executive the amount of the Executive's attorney's fees incurred in enforcing his rights under the Control Agreement in the event the Executive prevails in any action arising under the terms of the Control Agreement. The Control Agreements further provide that High Point provides the executive with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify the Executive to the fullest extent permitted by law and, as provided in High Point's Restated Certificate of Incorporation and Bylaws, against all expenses and liabilities reasonably incurred by him regarding or arising out of any action, suit or proceeding in which he may be involved by reason of his having been an officer or director of High Point and/or NBSC, such expenses and liabilities to include, but not be limited to, judgments, court costs, attorney's fees and the cost of reasonable settlements. The Company will provide this indemnification whether or not the executive was an officer or director at the time such expenses were incurred.

   The Control Agreement will not apply if the Executive is terminated "for Cause" (as defined in the Control Agreement). The term of the Control Agreement shall continue until five years from the date of commencement, but the term is automatically extended for additional one year periods on each anniversary date of the commencement date of the Control Agreement, unless 60 days prior to the anniversary date, the Boards of Directors of High Point and NBSC pass a resolution clearly stating their intention not to extend the term of the Control Agreement.

Salary Continuation Agreement

   During 1996, NBSC entered into a Salary Continuation Agreement with Messrs. Dickerson, Meehan and Vandenbergh (individually, the "Executive"). The purpose of the Salary Continuation Agreement is to encourage continued employment of NBSC's executive management by providing retirement benefits to the Executive after retirement or other termination of employment and by providing death benefits to his beneficiary after death.

   Each of the Salary Continuation Agreements provides that if the Executive terminates his employment on or after his normal retirement date (defined as age 65 and the completion of 11 years of service), NBSC shall pay to the Executive a monthly benefit consisting of 72% of one twelfth of the Executive's final pay reduced by: a) one half of the monthly unreduced primary retirement benefit under the United States Social Security Act that the Executive would be eligible for if an application for such benefits were made as of the Executive's 65th birthday; b) the monthly straight life annuity benefit the Executive would be entitled to receive under High Point's qualified ESOP determined by the number of shares due to the Executive multiplied by the average market bid price of the shares during the last ten trading days prior to the Executive's termination of employment assuming a life expectancy based on the Executive's then current age using the chart published in the US Treasury Regulations and assuming an interest rate of 7.0%; and c) the monthly straight life annuity benefit the Executive would be entitled to receive under High Point's qualified 401(k) entitlement accumulated as of the Executive's termination of employment relating to the matching funds only and assuming a life expectancy based on the Executive's then current age using the chart published in the US Treasury Regulations. NBSC shall make these monthly payments to the Executive on the first day of the month following the Executive's termination of employment continuing until the later of the Executive's death or the date on which NBSC has made 179 additional monthly payments as provided in the agreement.

   If the Executive terminates employment after the Early Retirement Date (defined in the Salary Continuation Agreement as age 62 and the completion of 11 years of service) but before the normal retirement date, or if the Executive terminates employment for disability prior to the normal retirement date, the benefit payable is the benefit calculated as if the date of the Executive's retirement date were the Executive's normal retirement date multiplied by a fraction, the numerator of which is the Executive's actual years of service and the denominator is the Executive's years of service determined as if the Executive had continued to the normal retirement date. NBSC shall make these monthly payments to the Executive on the first day of the month following the Executive's termination of employment continuing until the later of the Executive's death or the date on which NBSC has made 179 additional monthly payments as provided in the agreement.

   If the Executive is in the active service of NBSC, and terminates employment, voluntarily or involuntarily, other than on account of death, disability or retirement within the six month period immediately preceding a change of control or at any time after a change of control NBSC shall pay to the Executive a benefit calculated as if the date of the Executive's termination date were the Executive's normal retirement date multiplied by a fraction, the numerator of which is the Executive's actual years of service and the denominator is the Executive's years of service determined as if the Executive had continued to the normal retirement date. A change of control and termination pursuant to change of control are further defined in the section "Change of Control Agreements" on page 68 of this Annual Report. NBSC shall make these monthly payments to the Executive on the first day of the month following the Executive's termination of employment continuing until the later of the Executive's death or the date on which NBSC has made 179 additional monthly payments as provided in the agreement.

   If the Executive terminates employment before his Early Retirement Date for reasons other than death, disability or change of control, NBSC shall pay the benefits as if the date of the Executive's termination date were the Executive's normal retirement date multiplied by a fraction, the numerator of which is the Executive's actual years of service and the denominator is the Executive's years of service determined as if the Executive had continued to the normal retirement date. These payments shall commence the month after the Executive attains age 65 and shall continue until 179 additional monthly payments have been made. If the Executive terminates employment before his Early Retirement Date for reasons other than disability or Change of Control and dies prior to attaining age 65, NBSC shall pay the benefit to the Executive's named beneficiary commencing with the month after the Executive's death and continuing until 179 additional payments have been made.

   If the Executive dies while in the active service of NBSC, NBSC shall pay to the Executive's beneficiary or beneficiaries, or his estate, as the case may be, the benefit that would have been paid to the Executive calculated as if the Executive's death were the normal retirement date. NBSC shall pay the benefit to the beneficiary on the first day of each month commencing with the month following the Executive's death and continuing until NBSC has made 179 additional payments. Benefit payments shall be increased in the same manner as Normal Retirement Benefits would be increased.

   NBSC will not pay any benefits under the Salary Continuation Agreement if NBSC terminates the Executive's employment "for Cause" as defined in the Salary Continuation Agreement. No benefits are payable if the Executive commits suicide within two years of this agreement.

   Assuming current salary levels, anticipated social security benefits and the current value of their respective 401(k) and ESOP assets, were Messrs. Dickerson and Vandenbergh to terminate their employment prior to their early retirement date, their annual levels of benefits would be $70,406 and $12,841, respectively. Should they work until their normal retirement, their annual benefits payable to them would be determined by the formula described above. Mr. Meehan's employment with the Company ended in May 1998, with respect to which Mr. Meehan was paid a lump sum payment of $45,176 in January 1999.

Compensation of Directors

   Directors of High Point and NBSC each receive a single annual fee of $5,500. They also receive fees paid per meeting. The Chairman of the Board of High Point and the Chairman of the Board of NBSC each receive an additional $3,000. In 1986, certain directors of High Point entered into Deferred Income Agreements with High Point with respect to the fees or a portion thereof that they were to receive during a period of five years commencing in 1986 to defer payment until the earlier of the director's attainment of the age of 65 or death. The payments to each of these directors are, or will be, paid over a period of ten years together with interest of 8% per annum in accordance with the Deferred Income Agreements. High Point's obligation to make the deferred payments is unfunded and unsecured.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners, Directors and Management

   The following table sets forth, as of February 1, 1999, the number and percentage of shares of Common Stock held by each person who is known by High Point to be the beneficial owner of 5% or more of the outstanding shares of Common Stock, by each director, by each named executive officer, and by all of High Point's executive officers and directors as a group.

Name of Beneficial Owner                    Number of Shares
and Address of Beneficial                   of Common Stock          Percent of
Owner                                       Beneficially Owned (a)     Class
-----                                       ----------------------   ----------
Lakeland Bancorp.                           351,152                  9.2%
 250 Oak Ridge Road
 Oak Ridge, NJ 07438
Franklin Mutual Insurance Co.               250,976                  6.6%
 P.O. Box 400
 Branchville, NJ 07826
Stephen Tilton                              192,300                  5.0%
 288 Upper Mountain Ave.
 Montclair, NJ 07043-1016
High Point Financial Corp. and Affiliated
 Subsidiaries                               205,846                  5.4%
Employee Stock Ownership Plan
 P.O. Box 460
 Branchville, NJ 07826
Larry R. Condit                             41,845(b)                1.1%
Michael A. Dickerson                        31,575(c)                *
William A. Dolan, II                        32,482(d)                *
Rhea C. Fountain, III                       28,438(e)                *
George H. Guptill, Jr.                      277,261(f)               7.3%
 P.O. Box 400
 Branchville, NJ 07826
Stanley A. Koza                             29,029(g)                *
Charles L. Lain                             32,375(h)                *
Richard M. Roy                              76,224(i)                2.0%
Charles L. Tice                             12,609(j)                *
Robert A. Vandenbergh                       33,979(k)                *
Gregory W. A. Meehan                        38,428(l)                1.0%
All executive officers and directors        608,452(m)               15.70%
As a group (11 persons)

*Indicates less than 1%

(a) Unless otherwise indicated, each person effectively exercises sole voting and dispositive power as to the shares reported.

(b) Includes 19,798 shares held by Condit Auto Lease Corp. over which Mr. Condit has sole voting and investment power. Also includes 496 shares held by Mr. Condit's wife as to which Mr. Condit disclaims beneficial ownership. Also includes 6,000 shares issuable pursuant to stock options presently exercisable by Mr. Condit.

(c) Includes 12,994 shares of common stock in Mr. Dickerson's account in the ESOP as of December 31, 1998, under which Mr. Dickerson has voting power, but not investment power.

(d) Includes 7,279 shares held by Mr. Dolan's wife as to which Mr. Dolan disclaims beneficial ownership. Also includes shares held by a trust of which Mr. Dolan is a trustee. Also includes 1,500 shares issuable pursuant to stock options presently exercisable by Mr. Dolan.

(e) Includes 6,000 shares issuable pursuant to stock options presently exercisable by Mr. Fountain. Also includes 10,000 shares held by van den Heuvel & Fountain, Inc. Employee Profit Sharing Plan over which Mr. Fountain has sole voting and investment power.

(f) Includes 250,976 shares held by Franklin Mutual Insurance Co. All voting and investment decisions made by Franklin Mutual Insurance Co. with respect to the shares are made by a board of directors committee of which Mr. Guptill is not a member. Also includes 1,500 shares issuable pursuant to stock options presently exercisable by Mr. Guptill.

(g) Includes 6,000 shares issuable pursuant to stock options presently exercisable by Mr. Koza.

(h) Includes 6,000 shares issuable pursuant to stock options presently exercisable by Mr. Lain.

(i) Includes 330 shares held by Mr. Roy's wife as to which Mr. Roy disclaims beneficial ownership. Also includes 1,500 shares issuable pursuant to stock options presently exercisable by Mr. Roy.

(j) Includes 2,000 shares held in a trust of which Mr. Tice is a trustee. Also includes 6,000 shares issuable pursuant to stock options presently exercisable by Mr. Tice.

(k) Includes 6,038 shares of Common Stock in Mr. Vandenbergh's account in the ESOP as of December 31, 1998, under which Mr. Vandenbergh has voting power, but not investment power. Also includes 25,000 shares issuable pursuant to stock options presently exercisable by Mr. Vandenbergh.

(l) Includes 13,428 in Mr. Meehan's account in the ESOP as of December 31, 1998, under which Mr. Meehan has voting power, but not investment power. Mr. Meehan's employment with the Company ended in May 1998.

(m) See all footnotes above.

Committees And Meetings

   High Point has an Audit Committee consisting of three members: Messrs. Guptill, Dolan and Roy. The Audit Committee met five times in 1998. High Point does not have a Nominating Committee. High Point and NBSC have a joint Human Resources Committee, whose members during 1998 were Messrs. Lain, Roy and Tice. The Human Resources Committee met once in 1998. The primary function of the Human Resources Committee is to administer the High Point Stock Option Plans (See "Executive Compensation and Other Information") and review compensation for senior management of NBSC, which includes executive management of High Point.

   During the year ended December 31, 1998, the Board of Directors met 15 times. All directors attended 75% or more of the meetings of the Board of High Point and the committees on which they served during 1998.

Item 13. Certain Relationships and Related Transactions.

Transactions with Directors and Management

   Certain of High Point's directors and officers, and their respective associates (including members of their families and corporations or other organizations of which they are or have been directors, officers or principal security holders), are and have been customers of, and are indebted to, NBSC in the ordinary course of business. This indebtedness arises out of loans made to such persons by NBSC, all of which loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time the loans were made for comparable loans to other persons, were made in the ordinary course of NBSC's business, and did not involve more than a normal risk of collectibility or present other unfavorable features.

   Mr. Guptill is President and a Director of FMI, Inc., a wholly owned subsidiary of Franklin Mutual Insurance Co. (the owner of approximately 6.6% of High Point's outstanding Common Stock). NBSC leased certain properties from FMI, Inc. for branch offices and during 1998 paid $ 31,000 per month in rent until July 1998 when NBSC repurchased the branches from FMI Inc.

   Mr. Fountain is President of van den Heuvel and Fountain Insurance Agency. During 1998, NBSC paid approximately $5,900 in commissions for insurance brokerage services. NBSC accepted bids from other insurance brokers and van den Heuvel and Fountain presented the lowest premiums. NBSC provides insurance services through a joint venture with van den Heuvel and Fountain Insurance Agency.

   During 1998, NBSC purchased one automobile from Condit Ford, Inc., of which Mr. Condit is President. NBSC accepted bids from area car dealerships for the purchase of these vehicles. Condit Ford, Inc. was the low bidder.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)3. Exhibits Required by Item 601 of Regulation S-K

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

   3(c) Certificate of Amendment of Certificate of Incorporation of High
        Point Financial Corp. dated May 28, 1998, incorporated by Reference to Exhibit 3(i) in the Form 10(Q) for the quarter ended June 30, 1998.

   4(a) Indenture (including the forms of Debentures), dated as of March 1, 1987, between High Point Financial Corp. and New Jersey National Bank, Trustee -- incorporated by reference to Exhibit 4(c) to the Registration Statement on Form S-2 filed by the Company on February 26, 1987 (No.33-12243), and Amendment No.1 thereto, filed by the Company on March 13, 1987.

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

   10(af) Salary Continuation Agreement dated December 17, 1996 between the
          National Bank of Sussex County and Robert A. Vandenbergh is incorporated by reference to Exhibit 10(af) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.**

   10(ag) Amendment No. 1 to Salary Continuation Agreement dated April 15,
          1977 between the National Bank of Sussex County and Michael A. Dickerson is incorporated by reference to Exhibit 10(ag) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.**

   10(ah) Amendment No. 1 to Salary Continuation Agreement dated April 15,
          1997 between the National Bank of Sussex County and Gregory W. A. Meehan is incorporated by reference to Exhibit 10(ah) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.**

   10(ai) Amendment No. 1 to Salary Continuation Agreement dated April 15,
          1997 between the National Bank of Sussex County and Robert A. Vandenbergh is incorporated by reference to Exhibit 10(ai) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.**

   11   Statement of computation of per share earnings

   21   List of subsidiaries

   23   Consent of Arthur Andersen LLP

   27   Financial Data Schedule

* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
** Indicates a management contract or compensatory plan or arrangement.

(b)Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HIGH POINT FINANCIAL CORP.

Dated: February 25, 1999


        /s/ Robert A. Vandenbergh
    By ________________________                  /s/ Rita A. Myers
      Robert A. Vandenbergh                 By ________________________
      Vice President and                      Rita A. Myers
      Treasurer                               Comptroller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

             Signature                         Capacity                 Date
             ---------                         --------                 ----

/s/ Charles L. Tice                  Chairman of the Board          February 25,
____________________________________                                    1999
 (Charles L. Tice)

/s/ Michael A. Dickerson             President, Chief Executive     February 25,
____________________________________  Officer and Director              1999
 (Michael A. Dickerson)

/s/ Robert A. Vandenbergh            Vice President and Treasurer   February 25,
____________________________________                                    1999
 (Robert A. Vandenbergh)

/s/ Rita A. Myers                    Comptroller                    February 25,
____________________________________  (Principal Accounting             1999
 (Rita A. Myers)                      Officer)

____________________________________ Director
 (William A. Dolan, II)

/s/ Larry R. Condit                  Director                       February 26,
____________________________________                                    1999
 (Larry R. Condit)

/s/ Rhea C. Fountain, III            Director                       February 25,
____________________________________                                    1999
 (Rhea C. Fountain, III)

/s/ George H. Guptill, Jr.           Director                       February 25,
____________________________________                                    1999
 (George H. Guptill, Jr.)

/s/ Stanley A. Koza                  Director                       February 25,
____________________________________                                    1999
 (Stanley A. Koza)

                                     Director
____________________________________
 (Charles L. Lain)

/s/ Richard M. Roy                   Vice Chairman and Director     February 25,
____________________________________                                    1999
 (Richard M. Roy)

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   EXHIBITS

                                      TO

                                   FORM 10-K

                       FOR YEAR ENDED DECEMBER 31, 1998




                          HIGH POINT FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)

                             INDEX TO THE EXHIBITS
     3(a)  Restated Certificate of Incorporation of High Point Financial Corp.        *
           incorporated by reference to Exhibit 4(a) to the Registration
           Statement on Form S-3 filed by the Company on October 30, 1987
           (No.33-18226) and Amendment No.2 thereto, filed by the Company on
           March 24,1988.

     3(b)  By-laws of High Point Financial Corp., as amended, February 20, 1996       *
           incorporated by reference to Exhibit 3(b) in the Annual Report on
           Form 10(K) for the fiscal year ended December 31, 1995.

     3(c)  Certificate of Amendment of Certificate of Incorporation of High           *
           Point Financial Corp. dated May 28, 1998, incorporated by Reference to Exhibit 3(i) in the Form 10(Q) for the quarter ended June 30,
           1998.

     4(a)  Indenture (including the forms of Debentures), dated as of March 1,        *
           1987, between High Point Financial Corp. and New Jersey National
           Bank, Trustee--incorporated by reference to Exhibit 4(c) to the
           Registration Statement on Form S-2 filed by the Company on February
           26, 1987 (No.33-12243), and Amendment No.1 thereto, filed by the
           Company on March 13, 1987.

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

     10(a) Executive Supplemental Income Agreement, between The National Bank of      *
           Sussex County and Gregory W. A. Meehan, incorporated by reference to
           Exhibit 10(e) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1986.**

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

-------------------------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

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

     10(k)  Lease Agreement, dated June 23, 1988, between The National Bank of        *
            Sussex County and FMI, Inc., incorporated by reference to Exhibit
            10(s) to the Annual Report on Form 10-K for the fiscal year ended
            December 31, 1988.

     10(l)  Change of Control Agreement, dated October 1, 1996 between the            *
            National Bank of Sussex County and High Point Financial Corp., and
            Michael A. Dickerson, incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-K for the fiscal year ended December
            31, 1996.**

     10(m)  Change of Control Agreement, dated October 1, 1996 between the            *
            National Bank of Sussex County and High Point Financial Corp., and
            Gregory W. A. Meehan, incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended December
            31, 1996.**

     10(n)  Change of Control Agreement, dated October 1, 1996 between the            *
            National Bank of Sussex County and High Point Financial Corp., and
            Robert A. Vandenbergh, incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended December
            31, 1996.**

---------------------------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

     10(o)  The High Point Financial Corp. 1990 Employee Stock Option Incentive       *
            Plan, incorporated by reference to Exhibit 28(a) to the Registration
            Statement on Form S-8 filed by High Point on November 6, 1990 (No.
            33-37621).**

     10(p)  Amendment to the Executive Supplemental Income Agreement, between         *
            The National Bank of Sussex County and Gregory W. A. Meehan,
            effective July 1, 1991, incorporated by reference to Exhibit 10(x)
            to the Annual Report on Form 10-K for the fiscal year ended December
            31, 1991.**

     10(q)  Amendment to the Executive Supplemental Income Agreement, between         *
            High Point Financial Corp. and Michael A. Dickerson, effective July
            1, 1991, incorporated by reference to Exhibit 10(y) to the Annual
            Report on Form 10-K for the fiscal year ended December 31, 1991.**

     10(r)  Consolidated Loan and Security Agreement dated December 31, 1991,         *
            between High Point Financial Corp. and National Westminster Bank NJ,
            incorporated by reference to Exhibit 10(z) to the Annual Report on
            Form 10-K for the fiscal year ended December 31, 1991.

     10(s)  Amendment to the Executive Supplemental Income Agreement, between         *
            High Point Financial Corp. and Michael A. Dickerson, effective
            January 1, 1993, incorporated by reference to Exhibit 10(s) to the
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1992.**

     10(t)  February, 1993 Modification to Consolidated Loan and Security             *
            Agreement between High Point Financial Corp. and National
            Westminster Bank, New Jersey, dated February 26, 1993., incorporated by reference to Exhibit 10(v) to the Annual Report on Form 10-K for
            the fiscal year ended December 31, 1992.

     10(u)  Amendment to the Directors Deferred Income Agreement, between The         *
            National Bank of Sussex County and Larry R. Condit, dated April 1,
            1993, incorporated by reference to Exhibit 10(w) to the Annual
            Report on Form 10-K for the fiscal year ended December 31, 1993.**

     10(v)  Amendment to the Directors Deferred Income Agreement, between The         *
            National Bank of Sussex County and C. Edward McCracken, dated April
            1, 1993, incorporated by reference to Exhibit 10(x) to the Annual
            Report on Form 10-K for the fiscal year ended December 31, 1993.**

---------------------------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

     10(w)  Amendment to the Directors Deferred Income Agreement, between High        *
            Point Financial Corp. and C. Edward McCracken, dated April 1, 1993, incorporated by reference to Exhibit 10(y) to the Annual Report on
            Form 10-K for the fiscal year ended December 31, 1993.**

     10(x)  Amendment to the Directors Deferred Income Agreement, between The         *
            National Bank of Sussex County and Richard M. Roy, dated April 1,
            1993, incorporated by reference to Exhibit 10(z) to the Annual
            Report on Form 10-K for the fiscal year ended December 31, 1993.**

     10(y)  Amendment to the Directors Deferred Income Agreement, between High        *
            Point Financial Corp. and Richard M. Roy, dated April 1, 1993, incorporated by reference to Exhibit 10(aa) to the Annual Report on
            Form 10-K for the fiscal year ended December 31, 1993.**

     10(z)  Amendment to the Directors Deferred Income Agreement, between The         *
            National Bank of Sussex County and William A. Dolan, II, dated April
            1, 1993, incorporated by reference to Exhibit 10(ab) to the Annual
            Report on Form 10-K for the fiscal year ended December 31, 1993.**

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

     10(ad) Salary Continuation Agreement dated December 17, 1996 between the         *
            National Bank of Sussex County and Michael A. Dickerson is
            incorporated by reference to Exhibit 10(ad) to the Annual Report on
            Form 10-K for the fiscal year ended December 31, 1996.**

     10(ae) Salary Continuation Agreement dated December 17, 1996 between the         *
            National Bank of Sussex County and Gregory W. A. Meehan is
            incorporated by reference to Exhibit 10(ae) to the Annual Report on
            Form 10-K for the fiscal year ended December 31, 1996.**

---------------------------
* Exhibit has been heretofore filed with the Securities & Exchange Commission and is incorporated herein as exhibit by reference.
**Indicates a management contract or compensatory plan or arrangement.

     10(af) Salary Continuation Agreement dated December 17, 1996 between the         *
            National Bank of Sussex County and Robert A. Vandenbergh is
            incorporated by reference to Exhibit 10(af) to the Annual Report on
            Form 10-K for the fiscal year ended December 31, 1996.**

     10(ag) Amendment No. 1 to Salary Continuation Agreement dated April 15,          *
            1977 between the National Bank of Sussex County and Michael A.
            Dickerson, is incorporated by reference to Exhibit 10(ag) to the
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1997.**

     10(ah) Amendment No. 1 to Salary Continuation Agreement dated April 15,          *
            1997 between the National Bank of Sussex County and Gregory W. A.
            Meehan, is incorporated by reference to Exhibit 10(ah) to the Annual
            Report on Form 10-K for the fiscal year ended December 31, 1997.**

     10(ai) Amendment No. 1 to Salary Continuation Agreement dated April 15,          *
            1997 between the National Bank of Sussex County and Robert A.
            Vandenbergh, is incorporated by reference to Exhibit 10(ai) to the
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1997.**

     11     Statement of computation of per share earnings                            86

     21     List of subsidiaries                                                      87

     23     Consent of Arthur Andersen LLP                                            88

     27     Financial Data Schedule

-----------------------
     *      Exhibit has been heretofore filed with the Securities & Exchange
            Commission and is incorporated herein as exhibit by reference.
     **     Indicates a management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the fourth quarter of 1997.