Form 10-Q
period 1999-03-31
HIGH POINT FINANCIAL CORP
filed 1999-05-13
CIK 708815

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

                 For the quarterly period ended March 31, 1999

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

As of March 31, 1999 there were 3,811,480 shares outstanding of Common Stock, no par value.

================================================================================

                           HIGH POINT FINANCIAL CORP.

                                 Form 10-Q Index

                          Part I Financial Information
                                                                                   PAGE
                                                                                   ----
Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 1999 (unaudited) and
           December 31, 1998 ......................................................  1

         Consolidated Income Statements - Unaudited Three Months Ended
           March 31, 1999 and 1998 ................................................  2

         Consolidated Statements of Changes in Shareholders' Equity -
           Unaudited Three Months Ended March 31, 1999 and 1998 ...................  3

         Consolidated Statements of Cash Flows - Unaudited Three Months
           Ended March 31, 1999 and 1998 ..........................................  4

         Notes to Consolidated Financial Statements (unaudited) ...................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..............................................  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ............... 19

                            Part II Other Information

Item 1.  Legal Proceedings ........................................................ 21

Item 2.  Changes in Securities and Use of Proceeds ................................ 21

Item 3.  Defaults Upon Senior Securities .......................................... 21

Item 4.  Submission of Matters to a Vote of Security Holders ...................... 21

Item 5.  Other Information ........................................................ 21

Item 6.  Exhibits and Reports on Form 8-K ......................................... 21

         The Securities and Exchange Commission maintains a web site which contains reports, proxy and information statements and other information relating to registrants that file electronically at the address: http:// www.sec.gov.


CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)
                                                                         March 31, 1999    December 31,
                                                                           (unaudited)         1998
                                                                         --------------    ------------
ASSETS
  Cash and due from banks .............................................     $  9,569         $ 10,911
  Federal funds sold ..................................................       19,605           17,825
                                                                            --------         --------
        Total cash and cash equivalents ...............................       29,174           28,736
  Securities:
    Available for sale, at fair value .................................       60,857           54,028
    Held to maturity, at cost (market value of $25,942 in 1999 and
      $23,575 in 1998) ................................................       25,781           23,355
                                                                            --------         --------
        Total securities ..............................................       86,638           77,383
  Loans held for sale .................................................        1,105              648
  Loans ...............................................................      137,716          137,737
    Add: Deferred expenses ............................................          183              173
    Less: Allowance for possible loan losses ..........................       (4,071)          (4,087)
                                                                            --------         --------
      Net loans .......................................................      133,828          133,823
 Land held for sale ...................................................        1,865            1,865
 Premises and equipment - net .........................................        6,665            6,495
 Accrued interest receivable ..........................................        1,429            1,289
 Other real estate ....................................................          655              929
 Cash surrender value of life insurance policies ......................        5,477            5,412
 Other assets .........................................................        2,317            2,421
                                                                            --------         --------
        TOTAL ASSETS ..................................................     $269,153         $259,001
                                                                            --------         --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Transaction accounts:
    Interest bearing ..................................................     $ 39,196         $ 38,308
    Non-interest bearing ..............................................       44,464           46,014
  Savings accounts ....................................................       64,101           63,320
  Time accounts (includes CDs $100 or over of $10,605 and $10,286
    on March 31, 1999 and December 31, 1998, respectively) ............       81,079           75,288
                                                                            --------         --------
        Total deposits ................................................      228,840          222,930
  Securities sold under agreements to repurchase ......................        8,145            4,315
  Long-term debt ......................................................        5,000            5,000
  Accrued expenses and other liabilities ..............................        2,697            2,476
                                                                            --------         --------
        Total liabilities .............................................      244,682          234,721
                                                                            --------         --------
Commitments and contingencies
Stockholders' equity
  Preferred stock, authorized 1,000,000 shares, no shares issued ......         --               --
  Common stock, no par value; stated value $5 per share; authorized
    10,000,000, issued 3,811,480 shares in 1999 and 1998 ..............       19,057           19,057
  Additional Paid-in-Capital ..........................................        5,385            5,448
  Accumulated Deficit .................................................           (1)            (425)
  Options exercised under debt agreement ..............................         (169)            (169)
  Accumulated other comprehensive income ..............................          199              369
                                                                            --------         --------
        Total stockholders' equity ....................................       24,471           24,280
                                                                            --------         --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................     $269,153         $259,001
                                                                            ========         ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED INCOME STATEMENTS - (UNAUDITED)
(dollars in thousands, except per share data)
                                                           Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                            1999         1998
                                                           ------       ------
INTEREST INCOME
Interest income and fees on loans .....................    $2,888       $2,831
Interest on securities - taxable ......................     1,053        1,196
Interest on securities - non-taxable ..................        62            1
Interest on federal funds sold and
  deposits with other banks ...........................       206          177
                                                           ------       ------
    TOTAL INTEREST INCOME .............................     4,209        4,205
                                                           ------       ------
INTEREST EXPENSE
Interest on deposits ..................................     1,591        1,506
Interest on other borrowed money ......................        38          103
Interest on note payable and other
  long-term debt ......................................        75           79
                                                           ------       ------
    TOTAL INTEREST EXPENSE ............................     1,704        1,688
                                                           ------       ------
NET INTEREST INCOME ...................................     2,505        2,517
Less: Provision for possible loan losses ..............      --           --
                                                           ------       ------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES ................................     2,505        2,517
                                                           ======       ======
NON-INTEREST INCOME
Service charges on deposit accounts ...................       303          327
Commissions and fees ..................................       194          248
Gain on sale of securities ............................        11            -
Gain on sale of loans .................................        82            -
Gain (loss) on sale of bank premises and equipment ....        (1)          35
Other income ..........................................        80           84
                                                           ------       ------
    TOTAL NON-INTEREST INCOME .........................       669          694
                                                           ------       ------
NON-INTEREST EXPENSE
Salaries and employee benefits ........................     1,392        1,221
Net occupancy expense .................................       152          226
Equipment expense .....................................       220          196
Net cost of operation of other real estate ............      --              8
Other expenses ........................................       731          699
                                                           ------       ------
    TOTAL NON-INTEREST EXPENSE ........................     2,495        2,350
                                                           ------       ------
Income before provision for income taxes ..............       679          861
Provision for income taxes ............................       255          347
                                                           ------       ------
NET INCOME ............................................    $  424       $  514
                                                           ======       ======

BASIC EARNINGS PER COMMON SHARE .......................     $0.11        $0.14
                                                            =====        =====
DILUTED EARNINGS PER COMMON SHARE .....................     $0.11        $0.13
                                                            =====        =====
WEIGHTED AVERAGE COMMON SHARE
  Basic ...............................................     3,811        3,786
  Diluted .............................................     3,873        3,871


The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY-(Unaudited)
                                                                                                                            Options
                                                                            Accumulated                                    exercised
                                                   Compre-                     Other               Additional                under
                                                   hensive   Accumulated   Comprehensive  Common     Paid-      Treasury      Debt
                                           TOTAL    Income     Deficit         Income      Stock   in-Capital     Stock    Agreement
                                         -------  ---------  -----------   -------------   ------  ----------   --------   ---------
                                                                        (dollars in thousands)
BALANCE DECEMBER 31, 1997 .............. $22,343              ($2,517)          $161      $18,932    $5,767        $ --         --
Comprehensive income
  Net Income - first three
    months 1998 ........................     514      $514        514             --           --        --          --
  Other comprehensive income,
    net of tax
      Unrealized gains on securities
        available for sale, net of
        $26 in tax .....................      58        58         --                          --        --          --
                                                      ----
  Other comprehensive income ...........                58                        58
                                                      ----
Comprehensive income ...................              $572
                                                      ====
Purchase of treasury stock .............     (18)                  --             --           --        --         (18)

Exercise of stock options ..............      10                   --             --           --        (8)         18         --
--------------------------------------------------         -------------------------------------------------------------------------
BALANCE MARCH 31, 1998 ................. $22,907              ($2,003)          $219      $18,932    $5,759        $ --      $  --
==================================================         =========================================================================
BALANCE DECEMBER 31, 1998 ..............  24,280                 (425)           369       19,057     5,448          --       (169)

Comprehensive income
  Net Income - first three
    months 1999 ........................     424       424        424
  Other comprehensive income,
    net of tax
      Unrealized losses on securities
        available for sale, net of
        $(88) in tax ...................    (170)     (170)        --                          --        --          --
                                                      ----
  Other comprehensive income (losses) ..              (170)        --           (170)
                                                      ----
Comprehensive income ...................              $254
                                                      ====
Purchase of treasury stock .............    (101)                  --             --           --        --        (101)
Exercise of stock options ..............      38                   --             --            0       (63)        101         --
--------------------------------------------------         -------------------------------------------------------------------------
BALANCE MARCH 31, 1999 ................. $24,471              ($    1)          $199      $19,057    $5,385        $ --      $(169)
==================================================         =========================================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
(dollars in thousands)                                         Three Months Ended March 31,
                                                               ----------------------------
                                                                    1999          1998
                                                                  -------       -------
OPERATING ACTIVITIES
Net income ...................................................    $   424       $   514
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization ..............................        184           152
  Amortization of securities discount, net ...................         97            71
  Net cash paid related to discount on matured securities ....         13            74
  Loan fees amortized, net ...................................        (10)           (6)
  Deferred income tax provision ..............................        276           286
  Gain on sale of securities .................................        (11)           --
  (Gain) loss on sale of premises and equipment ..............          1           (35)
  Increase in accrued interest receivable and other assets ...        (15)         (125)
  Increase in accrued expenses and other liabilities .........        221           401
                                                                  -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................      1,180         1,332
                                                                  -------       -------
INVESTING ACTIVITIES
Proceeds from sales of available for sale securities .........      2,028          --
Proceeds from maturity of securities:
  Available for sale .........................................      3,274         3,000
  Held for maturity ..........................................      2,981         2,866
Purchase of securities:
  Available for sale .........................................    (12,456)         (619)
  Held for maturity ..........................................     (5,439)         --
Net increase in loans ........................................       (452)       (5,957)
Capital expenditures .........................................       (358)          (87)
Proceeds from sale of premises and equipment .................          3          --
                                                                  -------       -------
NET CASH USED IN INVESTING ACTIVITIES ........................    (10,419)         (797)
                                                                  -------       -------
FINANCING ACTIVITIES
Net increase in deposits .....................................      5,910         2,969
Increase(decrease) in federal funds purchased and
  securities sold under agreements to repurchase .............      3,830          (233)
Repayments of long-term debt principal
Purchase of treasury stock ...................................       (101)          (18)
Exercise of stock options ....................................         38            10
                                                                  -------       -------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................      9,677         2,728
                                                                  -------       -------
Net increase in cash and cash equivalents ....................        438         3,263
Cash and cash equivalents, beginning of period ...............     28,736        20,989
                                                                  -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................    $29,174       $24,252
                                                                  =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  INTEREST PAID ..............................................    $ 1,600       $ 1,639
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

The Company's financial statements reflect all adjustments and disclosures which management believes are necessary for a fair presentation of interim results. The results of operations for the first quarter presented does not necessarily indicate the results that the Company will achieve for all of 1999. You should read these interim financial statements in conjunction with the consolidated financial statements and accompanying notes that are presented in the High Point Financial Corp. Annual Report on Form 10-K for the year ended December 31, 1998.

The financial information in this quarterly report has been prepared in accordance with the Company's customary accounting practices; these financial statements have not been audited. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted, as permitted by rules and regulations of the Securities and Exchange Commission.

NOTE 2. INTEREST.

The line item for "Accrued expenses and other liabilities" includes accrued interest expense of $800,000 at March 31, 1999 and $696,000 at December 31, 1998.

NOTE 3. RELATED PARTY TRANSACTIONS.

The line item for "Net occupancy expense" includes rent on certain properties that the Company leases from FMI, Inc. FMI, Inc. is a wholly-owned subsidiary of Franklin Mutual Insurance Company, which owns 6.6% of High Point's outstanding common stock. The President of FMI, Inc. is a member of High Point's Board of Directors. The Company repurchased these locations in the third quarter of 1998. Therefore, the Company paid no rent to FMI, Inc. for the first three months of 1999, and paid rent of $93,000 for the first three months of 1998.

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

The following table shows NBSC's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 as of March 31, 1999 and 1998, and the average recorded investment in impaired loans during the three months preceding those dates:

                                                         AVERAGE RECORDED
                                        VALUATION        INVESTMENT (OVER
DATE                 INVESTMENT         ALLOWANCE        PRECEDING THREE MONTHS)
-------------------- ------------------ ---------------- -----------------------
March 31, 1999       $1.8 million       $241,000         $1.9 million
March 31, 1998       $3.0 million       $392,000         $3.0 million


Interest received on impaired loans ordinarily is recorded as interest income. However, if management is not reasonably certain that an impaired loan will be repaid in full, all payments received are recorded as reductions of principal. NBSC recognized interest on impaired loans of $104,000 in the first three months of 1999 and $71,000 in the first three months of 1998.

At March 31, 1999, NBSC had $398,000 of loans that resulted from troubled debt restructurings that occurred prior to the date that NBSC adopted SFAS No. 114. NBSC continues to account for these loans under the requirements of Statement of Financial Accounting Standards No. 15, "Troubled Debt Restructurings," which preceded SFAS No. 114. If NBSC had recognized interest on these troubled loans at original contractual rates as required by SFAS No. 114, rather than at renegotiated rates as required by SFAS No. 15, the effect on income for the first three months of 1999 would not have been material.

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

The following chart shows the Company's other comprehensive income (loss) as of March 31, 1999 and 1998.

                                               March 31, 1999    March 31, 1998
                                               --------------    --------------
                                                    (dollars in thousands)
Unrealized gain (loss) on securities:
Unrealized holding gains (losses) arising
  during period ..............................      $(247)             $84
Less: reclassification adjustment for
  gains included in net income ...............        (11)              --
                                                    -----              ---
  Net unrealized gains (losses) ..............       (258)              84
Tax expense (benefit) ........................        (88)              26
                                                    -----              ---
Other comprehensive income (losses) ..........      $(170)             $58
                                                    =====              ===

NOTE 7. ACQUISITION

On December 7, 1998, High Point and Lakeland Bancorp, Inc. announced the signing of an agreement under which Lakeland will acquire the Company in an exchange of stock. Under the terms of the agreement, each common share of High Point will be exchanged for 1.2 shares of Lakeland stock. Lakeland and High Point have also signed a stock option agreement under which Lakeland will have the right to purchase an additional 772,243 shares of High Point stock under certain conditions.

The acquisition is conditioned upon necessary regulatory and shareholder approvals, satisfactory due diligence review and other customary conditions. On March 17, 1999, the Federal Reserve Bank of New York approved the application by Lakeland to acquire 100 percent of the outstanding voting shares of High Point. The acquisition is currently expected to close during third quarter of 1999. It is anticipated that the transaction will be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this section in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in High Point's Annual Report on Form 10-K for the period ended December 31, 1998 because that section contains more detailed information about certain accounting concepts and the Company's policies than this quarterly report does.

                                     SUMMARY

This quarterly report explains the following trends in the Company's financial condition and operating results:

 o NET INCOME decreased by 17.5% from March 31, 1998 to March 31, 1999. See " - Results of Operations-Net Income."

 o ASSETS increased by 3.9% from December 31, 1998 to March 31, 1999. See " - Financial Condition-Loans," "- Securities," and " - Liquidity."

 o DEPOSITS increased by 2.7% from December 31, 1998 to March 31, 1999. See " - Financial Condition-Deposits."

                              RESULT OF OPERATIONS
       (FIRST THREE MONTHS OF 1999 COMPARED TO FIRST THREE MONTHS OF 1998)

NET INCOME.

Net income for the first three months of 1999 was $424,000, compared to $514,000 for the same period last year, a decrease of $90,000. Net income decreased from the first three months of 1998 to the first three months of 1999 primarily due to additional accruals to executive retirement plans based on changes in certain executive's retirement dates.

The decrease in net income had the following effect on three other measurements of the Company's financial condition:

 o BASIC EARNINGS PER SHARE were $0.11 for the first three months of 1999, compared to $0.14 for the first three months of 1998. The calculation of "basic earnings per share" is explained in Note 4 of the Notes to Consolidated Financial Statements.

 o RETURN ON AVERAGE ASSETS, which is annualized net income as a percent of average assets, was 0.65% for the first three months of 1999, compared to 0.86% for the same period in 1998. This ratio declined because average assets increased while net income decreased.

 o RETURN ON AVERAGE EQUITY, which is annualized net income as a percent of average equity, was 6.92% for the first three months of 1999, compared to 9.0% for the same period in 1998. This ratio declined because equity increased and net income decreased.


NET INTEREST INCOME.

Net interest income is the difference between interest income on earning assets and the interest cost of funds supporting those assets. Net interest income at $2.5 million remained substantially the same for the first quarter 1999 as for first quarter 1998.

TOTAL INTEREST INCOME. During first quarter 1999, total interest income remained relatively flat at $4.21 million. An increase in average earning assets caused total interest income to increase by $728,000, but that increase was offset by a decline in the average yield on earning assets, which reduced interest income by $787,000. Finally, the decline in net-interest income was partially offset by a $63,000 payment of troubled debt interest during the first quarter 1999.

INTEREST EARNED ON LOANS. NBSC earned $57,000 more interest from loans in the first quarter of 1999, primarily because average loans outstanding increased from $126.8 million in the first three months of 1998 to $136.1 million in the first three months of 1999. In addition, non-performing loans continue to decline, so those loans are having a progressively smaller impact on interest income. Average non-accrual loans (the largest subset of non-performing loans) declined from $2.8 million in the first three months of 1998 to $2.0 million during the same period of 1999. If all of those non-accrual loans had been current, the Company would have earned $41,000 more interest in the first three months of 1999, compared to $74,000 more interest in the first three months of 1998.

INTEREST EARNED ON SECURITIES. Total interest income on securities decreased from $1.2 million for the first three months of 1998 to $1.1 million for the first three months of 1999. A decline in the yields on new investments caused most of the decline in interest income. In general, average investments outstanding increased from $76.4 million in the first three months of 1998 to $81.1 million in the first three months of 1999. However, average balances of federal funds sold increased from $13.2 million in the first three months of 1998 to $17.6 million in the first three months of 1999. As a result, interest on federal funds sold increased from $177,000 to $206,000.

TOTAL INTEREST EXPENSE. Total interest expense increased from $1.69 million in the first three months of 1998 to $1.70 million in the first three months of 1999, an increase of $16,000. An increase in average interest-bearing liabilities from $174.9 million for first quarter 1998 to $191.6 million for first quarter 1999 caused interest expense to increase by $83,000. This increase was partially offset by a decrease of $67,000 caused by a reduction in average rates paid on interest bearing liabilities.

NON-INTEREST INCOME.

Non-interest income for the first three months of 1999 was $669,000, compared to $694,000 for the same period in 1998. Non-interest income declined because of declines in service charges and commissions and fees.

Service charges on demand accounts declined from $327,000 in the first three months of 1998 to $303,000 in the first three months of 1999, primarily because fewer customers overdrew their accounts, so NBSC imposed fewer overdraft charges. Commissions and fees declined from $248,000 in the first three months of 1998 to $194,000 in the first three months of 1999 because of a decline in fees received from full service brokerage services. NBSC changed its method of providing these services in second quarter 1998 from providing the services through an in-house broker to contracting with an outside party to provide the services. The fees recorded are now recorded net of commissions paid, whereas the fees recorded second quarter and prior to that were recorded gross of commissions paid to the in-house broker. Commissions paid during first quarter 1998 were recorded in salary and benefit expense. Gains on property declined $35,000 from first quarter 1998 because NBSC repurchased certain branch locations in third quarter 1998 and is no longer recording gains on the sale/leaseback transaction. Gains on sales of securities increased $11,000 from first quarter 1998 due to the sale of securities in 1999. No securities were sold during the first quarter 1998. Gains on sales of loans increased to $82,000 compared to first quarter 1998 due in part to the recording of $66,000 in originated mortgage servicing rights and $16,000 in net gains on the sale of loans. No loans were sold during the first quarter of 1998.

NON-INTEREST EXPENSE.

Non-interest expense for the first three months of 1999 was $2.50 million, compared to $2.35 million for the first three months of 1998. This increase came from several sources:

 o Salary and benefit expense increased from $1.22 million to $1.39 million, an increase of $171,000 related to the increase in accruals resulting from additional accruals to executive retirement plans based on changes in certain executive's retirement dates.

 o Other expenses increased from $699,000 to $731,000, an increase of $32,000. Approximately $20,000 of this increase can be attributed to Y2K compliance testing.

 o Equipment expense increased from $196,000 to $220,000 an increase of $24,000. This increase is due to increased service contract costs and maintenance expenses.

 o Offsetting these expense increases were decreases in occupancy which declined from $226,000 to $152,000, a decrease of $74,000 which is related to the 1998 third quarter repurchase of branches sold in a sale/leaseback agreement in 1988. Lease expense declined $104,000 while depreciation expense increased $24,000.

                               FINANCIAL CONDITION

At March 31, 1999, the consolidated assets of the Company were $269.2 million, an increase of $10.2 million or 3.9% from the $259.0 million reported at year-end 1998.

DEPOSITS.

Total deposits increased from $222.9 million on December 31, 1998 to $228.8 million on March 31, 1999, an increase of $5.9 million or 2.7%. The level of deposits in NBSC's four types of accounts changed as follows during that three month period:

 o NON-INTEREST BEARING TRANSACTION ACCOUNTS decreased from $46.0 million to $44.5 million, a decrease of $1.5 million (3.4%), primarily as a result of seasonal decreases.

 o INTEREST BEARING TRANSACTION ACCOUNTS increased from $38.3 million to $39.2 million, an increase of $888,000 (2.3%).

 o SAVINGS ACCOUNTS increased from $63.3 million to $64.1 million, an increase of $781,000 (1.2%).

 o TIME DEPOSITS increased from $75.3 million to $81.1 million, an increase of $5.8 million (7.7%). A significant amount of this increase was due to a promotional product offered during the first quarter 1999.

LOANS.

At March 31, 1999 total loans were $137.7 million. They remained relatively unchanged from December 31, 1998 balances. The composition of the loan portfolio during the first three months of 1999 changed as follows:

 o COMMERCIAL LOANS increased from $44.3 million to $45.7 million, an increase of $1.4 million (3.2%).

 o REAL ESTATE CONSTRUCTION LOANS decreased from $7.3 million to $5.8 million, a decrease of $1.5 million (20.2%).

 o REAL ESTATE MORTGAGE LOANS decreased from $58.0 million to $57.7 million, a decrease of $382,000 (.06%).

 o INSTALLMENT LOANS increased from $28.1 million to $28.5 million, an increase of $424,000 (1.5%).

NBSC continued selling 30-year mortgages in the secondary market during first quarter 1999 because those loans are in demand and management can reduce NBSC's interest rate risk by reducing its portfolio of long term, fixed rate assets. (For an explanation of "interest rate risk," see "Securities Portfolio" below). NBSC sold $3.3 million in mortgages during first quarter 1999. At March 31, 1999 NBSC had loans held for sale with both a face amount and an aggregate market value of approximately $1,105,000 of which $942,000 were mortgages and $163,000 were student loans.

NON-PERFORMING ASSETS.

Non-performing assets declined from $3.4 million at year-end 1998 to $2.8 million on March 31, 1999 because of a decrease in non-accrual loans and a net reduction of $274,000 in other real estate owned.

The following table itemizes non-performing assets at each quarter end from March 31, 1998 to March 31, 1999:


Non-performing assets at           3/31/99    12/31/98    9/30/98    6/30/98    3/31/98
------------------------          --------    --------   --------   --------   --------
                                                  (dollars in thousands)
Loans past due over 90 days ....   $  143      $   17     $  109     $  201     $  183
Loans on non-accrual ...........    1,577       2,024      2,940      2,909      2,845
Troubled debt restructurings* ..      398         399        403        406        411
                                   ------      ------     ------     ------     ------
Total non-performing loans .....    2,118       2,440      3,452      3,516      3,439
Other real estate ..............      655         929        954      1,050      1,110
                                   ------      ------     ------     ------     ------
Total non-performing assets ....   $2,773      $3,369     $4,406     $4,566     $4,549
                                   ======      ======     ======     ======     ======

----------
*Troubled debt restructurings as defined in SFAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; excludes loans classified as past due over 90 days or non-accrual.

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

Loans past due 90 days or more increased from $17,000 at year-end 1998 to $143,000 at March 31, 1999, an increase of $126,000. Every loan that is past due 90 days or more and still accruing interest is considered to be "in process of collection," which means that there is sufficient collateral to cover the defaulted principal and interest payments, and management is confident that the loan will be satisfied through foreclosure or a third party payment in the near future.

Non-accrual loans decreased from $2.0 million at year-end 1998 to $1.6 million on March 31, 1999. The level of renegotiated loans remained virtually unchanged.

At March 31, 1999, NBSC had $1.7 million in performing loans classified as "other assets especially mentioned," and $4.3 million in performing loans classified as "substandard." NBSC did not have any loans that fit within the regulators' other "adverse" categories. The Company is not aware of any loans outstanding as of March 31, 1999, other than those that already have adverse classifications, that are likely to become non-performing in the future.

OTHER REAL ESTATE. Other real estate is property that the NBSC acquires when it forecloses on the collateral for a defaulted loan. Other real estate declined by $274,000 from the $929,000 reported at year-end 1998 because NBSC sold one property with a carrying value of $475,000 and acquired $201,000 in property designated as other real estate.

Management obtains an appraisal on other real estate when the Company takes title to the property unless the Company already has a contract of sale, or an appraisal that conforms to regulatory guidelines. Thereafter, the Company obtains and reviews appraisals as often as required by regulators, generally every two years.

When the Company acquires other real estate, or obtains a new appraisal on other real estate that it already owns, management records the carrying value of the property as the appraised value less estimated costs of disposition. If a new parcel of other real estate is appraised at less than the outstanding balance of the loan it secured, the difference is charged to the allowance for possible loan losses when the property is recorded as other real estate. Based on management's continuing review of market conditions and updated appraisals, the Company will charge any subsequent decline in market value to the net cost of operation of other real estate. For the first three months of 1999, there were $4,000 in charge-offs in other real estate.

When the appraised fair value of a parcel of other real estate does not include certain costs of disposition, the Company establishes a specific reserve or allowance for other real estate. Management will make a charge-off to that reserve when the Company actually incurs disposition costs. The following table shows the level of provisions to the allowance for other real estate and charge-offs against specific reserves for the three months ended March 31, 1999 and 1998.

                                       March 31, 1999     March 31, 1998
                                       --------------     --------------
                                             (dollars in thousands)
Beginning balance, January 1 .........        $4                $121
  Provisions .........................        --                  --
  Charge-offs ........................        (4)                (21)
                                             ----               ----
Ending balance .......................        $0                $100
                                             ====               ====

THE ALLOWANCE FOR POSSIBLE LOAN LOSSES.

The allowance for possible loan losses decreased from $4.09 million on December 31, 1998 to $4.07 million on March 31, 1999. The allowance includes charge-offs and recoveries of previously charged off loans, and the Company charged off a net amount of $16,000 during the first three months of the year. The following chart shows the quarterly levels of loans charged off, recoveries of previously charged off loans, provisions made to the allowance, quarterly ending balances of the allowance, and the ratio of the allowance to non-performing loans.

                                                     For the quarter ended
                                 -------------------------------------------------------------
                                  3/31/99      12/31/98      9/30/98      6/30/98      3/31/98
                                 --------      --------     --------     --------     --------
                                                     (dollars in thousands)
Beginning balance .............   $4,087        $3,963       $4,132       $4,156       $4,120

  Loans charged-off ...........      (89)          (19)        (218)         (88)         (82)
  Loans recovered .............       73           143           49           64          118
                                  ------        ------       ------       ------       ------
Net (charge-offs) recoveries ..      (16)          124         (169)         (24)          36

Provision .....................       --            --           --           --           --
                                  ------        ------       ------       ------       ------
Ending balance ................   $4,071        $4,087       $3,963       $4,132       $4,156
                                  ======        ======       ======       ======       ======
Ratio of allowance for
  possible loan losses to
  non-performing loans ........    192.2%        167.5%       114.8%       117.5%       120.8%
                                   =====         =====        =====        =====        =====

The Company did not record a provision for possible loan losses during the first three months of 1999. NBSC's ratio of the allowance for possible loan losses to non-performing loans has increased from 120.8% as of March 31, 1998 to 192.2% as of March 31, 1999 because non-performing loans decreased.

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

NBSC has several portfolios, some of which are commercial in nature while others consist entirely of consumer loans. Each sub-segment of NBSC's portfolio has specific characteristics and therefore specific reserve methodology is used for each segment. Further, by breaking up the portfolio into these segments, management can focus on the establishment of an adequate reserve for each type of lending activity, and is also able to focus on individual areas of weakness within the portfolio. The commercial segment has historically had the highest level of risk and therefore its analysis is the most comprehensive.

Management's quarterly evaluation takes place in several steps.

First, management reviews each troubled commercial loan. This review enables management to estimate future losses for every loan that is classified as "other assets especially mentioned" or "substandard." This review assesses the potential loss on each credit in excess of $100,000 after considering the value of the underlying collateral, present and prospective conditions that could affect performance, and recent payment history. When management identifies a probable loss, it charges off the related loan to the extent of the estimated loss.

Second, management uses the information generated by the independent loan review by unaffiliated experts to verify the accuracy of its risk rating system and to monitor the status of larger non-criticized loans for changes and developments that could affect future collectibility.

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

Based on its recent analysis, management believes that it has identified the risk in the loan portfolio and that the allowance for possible loan losses is adequate on March 31, 1999. Management also believes that the allowance is adequate to absorb additional or unanticipated losses. Nevertheless, the Company could sustain losses that could be substantial in relation to the size of the loan loss reserve.


SECURITIES PORTFOLIO.

Investment securities and securities available for sale consist of the following:
                                                                  March 31, 1999
                                                -------------------------------------------------
                                                               Gross        Gross      Estimated
                                                Amortized    Unrealized   Unrealized     Market
                                                   Cost        Gains        Losses        Value
                                                ---------    ----------   ----------    ---------
                                                                 (in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .................    $29,928        $265         $(19)       $30,174
States and other political subdivisions .....      7,231          69          (12)         7,288
Mortgage backed securities:
  U.S. agency issued ........................     12,998          55          (68)        12,985
Other investments:
  Corporate bonds ...........................        509          --           --            509
  Federal Reserve Bank Stock ................        516          --           --            516
  Vanguard money market fund ................      8,112          --           --          8,112
Federal Home Loan Bank ......................      1,202          --           --          1,202
Marketable equity securities ................         60          11           --             71
                                                 -------        ----         ----        -------
Securities available for sale ...............    $60,556        $400         $(99)       $60,857
                                                 =======        ====         ====        =======
HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .................    $ 3,497        $ 19         $(11)       $ 3,505

Mortgage backed securities:
  U.S. agency issued ........................     22,284         199          (46)        22,437
                                                 -------        ----         ----        -------
Securities held to maturity .................    $25,781        $218         $(57)       $25,942
                                                 =======        ====         ====        =======

                                                                December 31, 1998
                                                --------------------------------------------------
                                                                Gross        Gross      Estimated
                                                Amortized    Unrealized   Unrealized     Market
                                                   Cost         Gains       Losses        Value
                                                ---------    ----------   ----------    ---------
                                                                 (in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .................    $26,817        $443         $ (8)       $27,252
States and other political subdivisions .....      5,765          59          (21)         5,803
Mortgage backed securities:
  U.S. agency issued ........................     14,743         108          (34)        14,817
Other investments:
  Federal Reserve Bank Stock ................        516          --           --            516
  Vanguard money market fund ................      4,440          --           --          4,440
  Federal Home Loan Bank ....................      1,128          --           --          1,128
  Marketable equity securities ..............         60          12           --             72
                                                 -------        ----         ----        -------
Securities available for sale ...............    $53,469        $622         $(63)       $54,028
                                                 =======        ====         ====        ========
HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .................    $ 2,497        $ 35         $  0        $ 2,532
Mortgage backed securities:
  U.S. agency issued ........................     20,858         190           (5)        21,043
                                                 -------        ----         ----        -------
Securities held to maturity .................    $23,355        $225         $ (5)       $23,575
                                                 =======        ====         ====        ========


As of March 31, 1999, the contractual maturities of the investment securities and the securities available for sale are as follows:

                                                                                  Securities
                                                 Investment Securities        Available for Sale
                                                -----------------------     ----------------------
                                                              Estimated                  Estimated
                                                Amortized       Market      Amortized      Market
                                                  Cost          Value          Cost        Value
                                                ---------     ---------     ---------     --------
                                                                   (in thousands)
Due in one year or less .....................    $   890       $   899       $ 8,706      $ 8,771
Due after one year but within five years ....     10,666        10,774        25,120       25,313
Due after five years but within 10 years ....     14,004        14,039         7,501        7,560
Due after 10 years ..........................        221           230         9,339        9,312
Federal Reserve Bank stock ..................         --            --           516          516
Equity Securities ...........................         --            --         1,262        1,273
Vanguard money market fund ..................         --            --         8,112        8,112
                                                 -------       -------       -------      -------
Securities held to maturity .................    $25,781       $25,942       $60,556      $60,857
                                                 =======       =======       =======      =======

There is little credit risk in the Company's securities portfolio because over 90% of the securities are issued by the U.S. Treasury or by a U.S. government agency. The Company also owns a portfolio of tax exempt securities issued by state and local governments. These also have limited credit risk because most of the securities are either insured or carry the highest credit rating given by independent credit agencies. The Company also owns a small portfolio of corporate bonds. These securities are limited to large corporations and are evaluated on criteria similar to new loans. These corporate bonds are less than 1% of the Company's total security portfolio.

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

The Company also owns $35.4 million in mortgage-backed securities issued by government agencies. When interest rates are fairly constant, borrowers prepay their mortgages, and issuers of mortgage-backed securities prepay their holders, at a predictable rate. When interest rates decline, borrowers may choose to prepay their mortgages at a faster pace so that they can refinance. These prepayments reduce the yield on the related mortgage-backed securities. Conversely, when interest rates increase, borrowers may refrain from prepaying at the expected rate, which will slow the flow of cash to holders of the related securities. The Company manages "prepayment risk" by buying mortgage-backed securities with a variety of coupon rates, and minimizes its "extension risk" by purchasing primarily mortgage-backed securities with balloon payments and original maturities no greater than seven years.

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

LIQUIDITY AT NBSC. At NBSC, cash to fund loan demand and operational expenses comes from five sources:

 o  net income
 o  deposits
 o  sales of loans, securities, and overnight funds
 o  borrowing overnight funds
 o  overnight repurchase agreements

At March 31, 1999, NBSC had a portfolio of $60.9 million in securities available for sale and $19.6 million in overnight funds. As a member of the Federal Home Loan Bank, NBSC can borrow up to $12.5 million in overnight funds as of March 31, 1999. In addition, NBSC can effect overnight pledges of securities with a brokerage firm in exchange for overnight loans equal to 97% of the value of the securities pledged.

LIQUIDITY AT HIGH POINT. High Point's liquidity requirements include printing expenses and fees for legal, auditing, and other services. At March 31, 1999, High Point had $106,000 in cash available. High Point anticipates dividends declared by NBSC will be sufficient to enable High Point to meet its obligations.

High Point's cash flow comes from three sources:

 o  dividends from NBSC
 o  sales of securities
 o  land available for sale

Like all national banks, NBSC is subject to restrictions on the dividends that it can declare. In particular, NBSC may not declare dividends in excess of the current year's earnings, plus the retained earnings from the prior two years, without prior approval from the Office of the Comptroller of the Currency. In addition, NBSC may not pay dividends while it has losses that exceed its aggregate retained earnings. NBSC's earnings for the first three months of 1999, plus the retained earnings from the prior two years, are $3.9 million.

At March 31, 1999, High Point had equity securities with a market value of $17,000 that management can sell to generate cash. High Point also owns land that is available for sale that could generate cash in the future.

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

The following table sets forth, as of March 31, 1999, certain information regarding the Company's interest-earning assets and interest-bearing liabilities, interest rate sensitivity gap, and interest rate sensitivity gap ratio. An asset or liability is shown as "rate-sensitive" during a particular period if it will mature or if it could be repriced during that period. Investment securities and securities available for sale (including mortgage-backed securities and callable securities) are shown by maturity date. Management assumes that most of NBSC's interest-bearing demand deposits and savings deposits are "core" deposits, which means they will remain with NBSC regardless of market interest rates. Therefore, 80% of the interest-bearing demand deposits and 75% of the savings deposits are shown to be maturing or repricing in the "after 1 but within 5 years" column.

                                                                                Maturing or Repricing
                                                -----------------------------------------------------------------------------------
                                                                 After 3
                                                Within Three    Months but        Total      After 1 but
March 31, 1999                                     Months     Within 1 Year  Within 1 Year  Within 5 Years  After 5 Years    Total
----------------------------------------------- ------------  -------------  -------------  --------------  -------------  --------
                                                                                   (in thousands)
Interest earning assets:
  Loans .......................................   $30,150        $ 6,314        $36,464        $32,289        $67,569      $136,322
  Loans held for sale .........................     1,105             --          1,105             --             --         1,105
  Investment securities .......................         9            882            891         10,666         14,224        25,781
  Federal funds sold ..........................    19,605             --         19,605             --             --        19,605
  Securities available for sale ...............    11,185          7,547         18,732         25,313         16,812        60,857
                                                  -------        -------        -------        -------        -------      --------
      Total earning assets ....................    62,054         14,743         76,797         68,268         98,605       243,670

Non-earning assets ............................        --             --             --             --         25,483        25,483
                                                  -------        -------        -------        -------        -------      --------
      Total Assets ............................    62,054         14,743         76,797         68,268        124,088       269,153
                                                  -------        -------        -------        -------        -------      --------
Interest bearing liabilities:
  Deposits:
    Interest bearing demand ...................     1,960          5,879          7,839         31,357             --        39,196
    Savings accounts ..........................     4,006         12,019         16,025         48,076             --        64,101
    Jumbo certificates ........................     4,492          4,039          8,531          1,697            377        10,605
    Other time deposits .......................    22,211         32,378         54,589         14,628          1,257        70,474
                                                  -------        -------        -------        -------        -------      --------
      Total interest bearing deposits .........    32,669         54,315         86,984         95,758          1,634       184,376
                                                  -------        -------        -------        -------        -------      --------
Borrowings:
  Repurchase agreements .......................     8,145             --          8,145             --             --         8,145
  Long-term debt ..............................        --             --             --          5,000             --         5,000
                                                  -------        -------        -------        -------        -------      --------
      Total borrowings ........................     8,145             --          8,145          5,000             --        13,145
                                                  -------        -------        -------        -------        -------      --------
Non-interest bearing demand deposits ..........        --             --             --             --         44,464        44,464
Other liabilities .............................        --             --             --             --          2,697         2,697
Stockholders' equity ..........................        --             --             --             --         24,471        24,471
                                                  -------        -------        -------        -------        -------      --------
      Total liabilities and equity ............    40,814         54,315         95,129        100,758         73,266       269,153
                                                  -------        -------        -------        -------        -------      --------

Interest rate sensitivity gap .................   $21,240       ($39,572)      ($18,332)      ($32,490)       $50,822      $     --
                                                  =======        =======        =======        =======        =======      ========
Cumulative rate sensitivity gap ...............   $21,240       ($18,332)      ($18,332)      ($50,822)       $    --      $     --
                                                  =======        =======        =======        =======        =======      ========

Interest rate sensitivity gap ratio ...........    152.04%         27.14%         80.73%         67.75%        169.37%           --%
Cumulative interest rate sensitivity gap ratio     152.04%         76.20%         80.73%         74.06%        100.00%           --%


INTEREST RATE RISK MANAGEMENT MODEL. With the interest rate risk management model, management projects future net interest income based on the interest earning assets and interest bearing liabilities it currently has on its balance sheet and then estimates the effect of various changes in interest rates and balance sheet growth rates on those assets and liabilities. Based on management's analysis of the Company's interest rate sensitivity, if rates were to increase 200 basis points, net interest income would increase by $23,000 as of March 31, 1999; if interest rates were to decline by 200 basis points, net interest income would decrease by $589,000.

CAPITAL RESOURCES.

STOCKHOLDERS' EQUITY. Stockholders' equity increased to $24.5 million during the first three months of 1999 from $24.3 million at year-end 1998. Book value per common share of stock (total stockholders' equity divided by the number of outstanding common shares) increased to $6.42 on March 31, 1999 from $6.37 on December 31, 1998.

Stockholders' equity is a mix of several components: net income or net loss, issuance of new common stock, net unrealized gains or losses in securities available for sale, and the acquisition or sale of treasury stock. The increase in stockholders' equity during the first three months of 1999 resulted from a combination of net income and from decreases in the market values of securities available for sale. Unrealized gains on securities available for sale decreased from $369,000 at year-end 1998 to $199,000 at March 31, 1999.

REGULATORY STATUS. High Point and NBSC are subject to various regulatory capital requirements that are monitored by federal banking agencies. Failure to meet minimum capital requirements can lead to certain supervisory actions by regulators; any supervisory action could have a direct material effect on the Company or NBSC's financial statements. Management believes, as of March 31, 1999, that the Company and NBSC meet all capital adequacy requirements to which they are subject.

As of March 31, 1999, the most recent notification from the Office of the Comptroller of the Currency (NBSC's primary regulator) categorized NBSC as "well capitalized." The most recent notification from the Federal Reserve Bank of New York (the Company's primary regulator) placed the Company in the same category. Management is not aware of any conditions or events that have occurred since the Company received those notifications that would adversely affect the capital adequacy rating of either the Company or NBSC.

The following chart represents the capital ratios of the Company and NBSC on March 31, 1999 compared to minimum regulatory requirements:


                                            Minimum
                                            Required to be
                         Minimum            Well Capitalized
                         Required for       Under Prompt                    The
                         Capital Adequacy   Corrective Actio     NBSC    Company
                         Purposes           Provisions          3/31/99  3/31/99
--------------------------------------------------------------------------------
Leverage Ratio             4.00%               5.00%            8.51%      9.26%
Risk Based:
  Tier I                   4.00%               6.00%           16.16%     17.39%
  Tier I plus Tier II      8.00%               10.00%          17.43%     18.66%

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

At this time, management estimates total Y2K costs to be $441,000. That amount includes approximately $158,000 in human resources costs (half expensed in 1998 and half in 1999) to reallocate the time of current personnel to the Y2K project. Also included in management's estimation of Y2K costs are $240,000 in 1999 for purchases or replacements of hardware and software that will be capitalized because of additional enhancements in products that will benefit the bank in years subsequent to the year 2000. The remainder of the cost is for replacement systems, primarily communications related, that were not Y2K compliant and to pay potential consulting fees.

The software vendor that produces NBSC's core deposit, loan, and financial information systems has informed NBSC that it is Y2K compliant because the software is designed to process transactions into the next century and beyond. The Company began testing its mission critical systems in third quarter 1998 and completed testing in first quarter 1999. Management has not uncovered any problems in its year 2000 testing at this time.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For information about market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

EXHIBIT 11. Statement of Computation of Per Share Income

                                                               March 31,

                                                         1999              1998
                                                      --------------------------
Income (loss) applicable to common stock               $  424,000     $  514,000

Weighted average number of common
  shares outstanding                                    3,811,480      3,786,480
Options issued to executive and officers                   61,969         84,843
                                                       ----------     ----------
Weighted average number of common
  shares and common share equivalents                   3,873,449      3,871,323


Basic earnings per share                               $     0.11     $     0.14
                                                       ----------     ----------
Diluted earnings per share                             $     0.11     $     0.13
                                                       ----------     ----------

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

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            High Point Financial Corp.
                                            --------------------------
                                                  (Registrant)

Dated:  May 14, 1999
----------------------------------


/s/ Rita A. Myers                             /s/ Robert A. Vandenbergh
----------------------------------            ----------------------------------
    Rita A. Myers                                 Robert  A. Vandenbergh
    Comptroller and Principal                     Vice President and Treasurer
      Accounting Officer